Form 10-Q
period 2012-09-30
Winchester Holding Group
filed 2012-11-13
CIK 1531764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☐	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______ to _______

Winchester Holding Group
(Exact Name of Registrant as specified in its charter)

Nevada	6552	45-3445761
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	IRS I.D.

10540 S. Western Av Suite #313 Chicago, IL	60643
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number:  708 774-8167.

SEC File No.:  333-181216

N/A
(Former name, former address and former three months, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 13, 2012 there were 25,570,700 shares issued and outstanding of the registrant’s common stock.

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Winchester Holding Group

(A Development Stage Company)

September 30, 2012

Index to Consolidated Financial Statements

Contents	Page(s)

Consolidated Balance Sheets as of September 30, 2012 (unaudited) and December 31, 2011	F-2

Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and for the period from September 14, 2011 (Inception)
through September 30, 2011 and for the period from September 14, 2011 (Inception) through September 30, 2012 (unaudited)
F-3

Consolidated Statement of changes in Stockholder’s Equity (Deficiency) for the Period from September 14, 2011 (Inception)
through December 31, 2011 and for the nine months ended September 30, 2012 (unaudited)
F-4

Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and for the period from Septernber 14, 2011 (Inception)
through September 30, 2011 and for the period from September 14, 2011 (Inception) through September 30, 2012 (unaudited)
F-5

Notes to the Consolidated Financial Statements (unaudited)	F-6

Item 1.  Financial Statements

Winchester Holding Group
(A development stage company)
Consolidated Balance Sheets

	September 30, 2012	December 31, 2011
	(Unaudited)

Assets
Current Assets
Cash	$16,941	$-

Total current assets	16,941	-

Total Assets	$16,941	$-

Liabilities and Stockholders' Deficiency
Current Liabilities
Accrued expenses	$7,827	$-
Note payble, related party	21,947	13,365

Total current liabilities	29,774	13,365

Commitments and Contingencies (Note 6)

Stockholders' Deficiency
Preferred stock: $0.001 par value; 10,000,000 shares authorized;
none issued or outstanding	-	-
Common stock: $0.001 par value; 100,000,000 shares authorized;
25,570,700 and 25,255,700 shares issued and outstanding, respectively	25,571	25,256
Stock subscription receivable	-	(25,000)
Additional paid-in capital	31,185	-
Deficit accumulated during the development stage	(69,589)	(13,621)

Total Stockholders' Deficiency	(12,833)	(13,365)

Total Liabilities and Stockholders' Deficiency	$16,941	$-

See accompanying notes to the unaudited consolidated financial statements.

Winchester Holding Group
(A development stage company)
Consolidated Statements of Operations

	For the Three Months Ended September 30, 2012	For the Nine Months Ended September 30, 2012	For the Period from September 14, 2011 (Inception) through September 30, 2011	For the Period from September 14, 2011 (Inception) through September 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-	$-

Costs of Goods Sold	-	-	-	-

Gross Profit	-	-	-	-

Operating Expenses
Professional fees	20,838	46,697	12,000	58,697
Legal fees - stock compensation	-	-	256	256
General and administrative	7,661	9,271	1,150	10,636

Total operating expenses	28,499	55,968	13,406	69,589

Loss before Income Taxes	(28,499)	(55,968)	(13,406)	(69,589)

Income Tax Provision	-	-	-	-

Net Loss	$(28,499)	$(55,968)	$(13,406)	$(69,589)

Net loss per common share
- Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding
- Basic and Diluted	25,570,700	25,528,141	25,255,700	25,451,107

See accompanying notes to the unaudited consolidated financial statements.

Winchester Holding Group
( A Development Stage Company)
Consolidated Statement of Changes in Stockholders' Equity (Deficiency)
For the Period from September 14, 2011 (Inception) through December 31, 2011 and for the nine months ended September 30, 2012

	Preferred Stock		Common Stock			Additional	Deficit Accumulated during the	Total
	Number of		Number of		Subscription	Paid-in	Development	Stockholders'
	Shares	Amount	Shares	Amount	Receivable	Capital	Stage	Deficiency

September 14, 2011 (Inception)	-	$-	-	$-	$-	$-	$-	$-

Shares issued to founder for cash			25,000,000	25,000	(25,000)	-	-	-

Shares issued for legal services			255,700	256	-	-	-	256

Net loss for the period from September 14, 2011
(inception) through December 31, 2011							(13,621)	(13,621)

Balance, December 31, 2011	-	-	25,255,700	25,256	(25,000)	-	(13,621)	(13,365)

Proceeds from stock subscription receivable					25,000	-	-	25,000

Common stock issued for cash			315,000	315		31,185		31,500

Net loss for the nine months ended September 30, 2012							(55,968)	(55,968)

Balance, September 30, 2012 (unaudited)	-	$-	25,570,700	$25,571	$-	$31,185	$(69,589)	$(12,833)

 See accompanying notes to the unaudited consolidated financial statements.

Winchester Holding Group
(A development stage company)
Consolidated Statements of Cash Flows

	For the Nine Months Ended	For the Period from September 14, 2011 (Inception) through	For the Period from September 14, 2011 (Inception) through
	September 30, 2012	September 30, 2011	September 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net loss	$(55,968)	$(13,406)	$(69,589)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Common stock issued for legal services	-	256	256
Accrued expenses	7,827	-	7,827

Net Cash Used in Operating Activities	(48,141)	(13,150)	(61,506)

Cash Flows from Financing Activities

Proceeds from note payable, related party	8,582	13,150	21,947
Proceeds from sales of stock for cash	31,500	-	31,500
Proceeds from stock subscription receivable from founder	25,000	-	25,000

Net Cash Provided by Financing Activities	65,082	13,150	78,447

Net Change in Cash	16,941	-	16,941

Cash - beginning of period	-	-	-

Cash - end of period	$16,941	$-	$16,941

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

See accompanying notes to the unaudited consolidated financial statements.

Winchester Holding Group
(A Development Stage Company)
September 30, 2012
Notes to the Consolidated Financial Statements
(unaudited)

Note 1 - Organization and operations

Winchester Holding Group, a development stage company, was incorporated on September 14, 2011 under the laws of the State of Nevada. Initial operations have included organization and incorporation, target market identification, marketing plans, and capital formation.  A substantial portion of the Company’s activities has involved developing a business plan and establishing contacts and visibility in the marketplace.  The Company has generated no revenues since inception.

We intend in the future to acquire through Winchester Holding Properties LLC, an Illinois limited liability company which is our wholly-owned subsidiary and its series of to-be formed sub-subsidiary LLC’s, each sub-subsidiary LLC to acquire each property, single and multi-family real estate and real estate related-assets in the greater Chicago metropolitan area (including Northern Indiana).  We anticipate that our initial focus will be on be on properties that qualify for the HUD Section 8 tenant-based Housing Choice Voucher (HCV) program that is funded by the federal government and administered by the Chicago Housing Authority (CHA).  The Voucher Program allows eligible families to select housing in the private rental market and receive assistance in that housing unit. Rental housing has to meet the basic housing quality standards, but there is no fair market rent limitation on rent. Under this tenant-based assistance program, now known as the Housing Choice Voucher (HCV) program, an assisted family is required to pay at least 30 percent of adjusted income for rent.

Note 2 - Summary of significant accounting policies

Basis of Presentation

Management acknowledges its responsibility for the preparation of the accompanying interim unaudited consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its financial position and the results of its operations for the interim period presented. These unaudited consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s Form S-11 registration statement filed on May 7, 2012, which became effective September 7, 2012.  The accompanying unaudited consolidated financial statements for Winchester Holding Group have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S.”) for interim financial operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole.

Principles of Consolidation

The consolidated financial statements include the accounts of Winchester Holdings Group and its wholly-owned subsidiary, Winchester Holding Properties, LLC.  All significant inter-company balances and transactions have been eliminated in consolidation.

Development Stage Company

The Company is a development stage company as defined by section 810-10-20 of the FASB Accounting Standards Codification. The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.  All losses accumulated since inception have been considered as part of the Company’s development stage activities.

Winchester Holding Group
(A Development Stage Company)
September 30, 2012
Notes to the Consolidated Financial Statements
(unaudited)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

The Company’s significant estimates and assumptions include the fair value of financial instruments; the carrying value, recoverability and impairment, if any, of long-lived assets, including the values assigned to and the estimated useful life of office equipment; underlying assumptions to estimate the fair value of warrants and options; income tax rate, income tax provision, deferred tax assets, deferred tax assets and the valuation allowance of deferred tax assets, and the assumption that the Company will continue as a going concern. Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations are deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.

Fair value of financial instrument

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accounts payable, approximate their fair values because of the short maturity of these instruments.

Winchester Holding Group
(A Development Stage Company)
September 30, 2012
Notes to the Consolidated Financial Statements
(unaudited)

It is not however, practical to determine the fair value of advances from stockholder due to their related party nature.

Cash equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Related parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the related parties include a. affiliates of the Company; b. entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d.  principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include:  a. the nature of the relationship(s) involved ; b. adescription of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

Commitment and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur.  The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment.  In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements.  If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Winchester Holding Group
(A Development Stage Company)
September 30, 2012
Notes to the Consolidated Financial Statements
(unaudited)

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.  Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

Income taxes

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification.  Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.  Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying consolidated balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its consolidated balance sheets and provides valuation allowances as management deems necessary.

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants.

There were no potentially dilutive common shares outstanding for the period from September 14, 2011 (inception) through September 30, 2012.

Winchester Holding Group
(A Development Stage Company)
September 30, 2012
Notes to the Consolidated Financial Statements
(unaudited)

Subsequent events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued.  Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Recently issued accounting pronouncements

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying unaudited consolidated financial statements.

Note 3 – Going concern

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

As reflected in the accompanying unaudited consolidated financial statements, the Company had a deficit accumulated during the development stage and stockholders’ deficiency and working capital deficit at September 30, 2012 of $69,589 and $12,833 and $12,833, respectively. The Company has continuing net losses and had a net loss of $69,589 and net cash used in operating activities of $61,506 for the period from September 14, 2011 (inception) through September 30, 2012 and is in the development state with no revenues. These matters raise substantial doubt about the Company's ability to continue as a going concern.

While the Company is attempting to commence operations and generate sufficient revenues, the Companys cash position may not be sufficient enough to support the Companys daily operations. Management intends to raise additional funds by way of a private or public offering. Management believes that the actions presently being taken to further implement its business plan and generate sufficient revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate sufficient revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Companys ability to further implement its business plan and generate sufficient revenues.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 4 – Stockholder’s equity

Shares authorized

Upon formation, the total number of shares of all classes of stock which the Company is authorized to issue is One Hundred Million (100,000,000) shares of Common Stock, par value $0.001 per share, and Ten Million (10,000,000) shares of Preferred Stock, par value $0.001 per share.

Common stock

On September 14, 2011, upon formation, the Company issued an aggregate of 25,000,000 shares of the newly formed corporation’s common stock to its Chief Executive Officer for a nominal value of $0.001 per share or $25,000 for cash.

On September 14, 2011, the Company agreed to issue 255,700 vested common shares for legal services.  The shares were valued at $0.001 per share based on the sale price to the founder, resulting in a $256 expense.

From January 1 through May 3, 2012, the Company authorized the issuance of 315,000 shares of its common stock for cash, valued at $0.10 per share for a total of $31,500.

Winchester Holding Group
(A Development Stage Company)
September 30, 2012
Notes to the Consolidated Financial Statements
(unaudited)

Note 5 – Related party transactions

As of September 30, 2012, the Company owes a loan payable in the amount of $21,947 for expenses paid by a shareholder/officer on behalf of the Company.  The loan is unsecured, non-interest bearing, and payable on demand, and was memorialized under a Funding Agreement made effective as of January 1, 2012.

Free office space

The Company has been provided office space by its Chief Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its consolidated financial statement.

Note 6 – Commitments

On September 14, 2011, the Company signed an engagement agreement with Williams Securities Law Firm, P.A. (“Legal consultant”) to perform legal services by securing a qualification for the quotation of the Company’s securities on the OTC Bulletin Board. The fees of the engagement shall be $36,000, payable $12,000 upon commencement of work, $12,000 upon filing of the registration statement, and $6,000 ($12,000 less discount given of $6,000) upon effectiveness of the registration statement. In addition, the Company shall issue 255,700 shares of its common stock upon execution of the agreement. The entire remaining unpaid fee shall become due and payable in full and all prior payments in cash and stock will be retained as fully earned for services rendered.

As of September 30, 2012, $24,000 was paid in cash and 255,700 common shares were issued to the Legal Consultant as agreed.

Item 2.	Management’s Discussion and Analysis or Plan of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes, and other financial information included in this Form 10-Q.

Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking.  Forward-looking statements are, by their very nature, uncertain and risky.  These risks and uncertainties include international, national, and local general economic and market conditions; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; change in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; the risk of foreign currency exchange rate; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission.

Although the forward-looking statements in this Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them.  Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements.  You are urged to carefully review and consider the various disclosures made by us in this report as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

Overview

Information we provide in this Prospectus or statements made by our directors, officers or employees may constitute "forward-looking" statements and may be subject to numerous risks and uncertainties. Any statements made in this Prospectus, including any statements incorporated herein by reference, that are not statements of historical fact are forward-looking statements (including, but not limited to, statements concerning the characteristics and growth of our market and customers, our objectives and plans for future operations and products and our liquidity and capital resources). Such forward-looking statements are based on current expectations and are subject to uncertainties and other factors, which may involve known and unknown risks that could cause actual results of operations to differ materially from those projected or implied. Further, certain forward-looking statements are based upon assumptions about future events, which may not prove to be accurate. Risks and uncertainties inherent in forward-looking statements include, but are not limited to:

● increased competitive pressures from existing competitors and new entrants;

● increases in interest rates or our cost of borrowing or a default under any material debt agreements;

● deterioration in general or regional economic conditions;

● adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

● risks inherent in the real estate market;

● inability to achieve future sales levels or other operating results;

● the unavailability of funds for capital expenditures.

We are an “emerging growth company” (“EGC”) that is exempt from certain financial disclosure and governance requirements for up to five years as defined in the Jumpstart Our Business Startups Act (“the JOBS Act”), that eases restrictions on the sale of securities; and increases the number of shareholders a company must have before becoming subject to the U.S. Securities and Exchange Commission’s (SEC’s) reporting and disclosure rules (See “Emerging Growth Companies” section above). We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the Jobs Act, that allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

The forward-looking information set forth herein is as of the date of the prospectus and we undertake no duty to update this information. Should events occur subsequent to the date of this prospectus that make it necessary to update the forward-looking information contained in this Prospectus, the updated forward-looking information will be filed with the SEC in a Quarterly Report on Form 10-Q, as an earnings or other release included as an exhibit to a Form 8-K or as an amendment to this registration statement, each of which will be available at the SEC's website at http://www.sec.gov/.

Overview and Outlook

In order to be able to sustain our ongoing operations and pay for current company’s expenses, we intend to raise additional funds from an equity financing, and we also intend to initially purchase already income producing properties or properties that will produce rent income in a short period of time, meaning less than three months. The income will be produced by the rent that we will be receiving because we will be the owners of the properties. In order to finance future real estate investments we plan to do additional equity financing, and in addition, we plan to sell some of the properties that we will have acquired at a higher price that we paid in order to buy them using the proceeds in order to buy new properties again at opportunistic prices. Therefore, the profits of our operations will be used in order to acquire new properties.

Investment goals

● Investment portfolio diversification
● Capital appreciation
● A holding period of from four to eight years

Strategy and target markets

We intend in the future to acquire through Winchester Holding Properties LLC, an Illinois limited liability company which is our wholly-owned subsidiary and its series of to-be formed sub-subsidiary LLC’s, each sub-subsidiary LLC to acquire each property, single and multi-family real estate and real estate related-assets in the greater Chicago metropolitan area (including Northern Indiana).  We anticipate that our initial focus will be on be on properties that qualify for the HUD Section 8 tenant-based Housing Choice Voucher (HCV) program that is funded by the federal government and administered by the Chicago Housing Authority (CHA).  The Voucher Program allows eligible families to select housing in the private rental market and receive assistance in that housing unit. Rental housing has to meet the basic housing quality standards, but there is no fair market rent limitation on rent. Under this tenant-based assistance program, now known as the Housing Choice Voucher (HCV) program, an assisted family is required to pay at least 30 percent of adjusted income for rent.  A complete description of the Section 8 HCV Program is set forth in “General Information as to Registrant,” below.

We have instructed counsel to prepare an acquisition contract for a single-family residential property that is currently qualified for the Section 8 HCV Program.   This property is:

9247 Normal Avenue, Chicago, Illinois 60620.

●	Description: 5 Bedroom, 2 Bathroom, Living room, Dining room, Kitchen, Full finished basement.
●	Status: Section 8 Tenant paying $1600 per month.
●	Anticipated Mortgage: $45,000.00 @ 10% interest per annum payable over 30 years, payment per month principal & interest is $394.91
●
Owner: Moe Options Inc Profit Sharing Plan & Trust, which is an affiliate of our shareholders Maureen & Chess Obermeier, who are not affiliates of us due to their small share ownership percentage and lack of other factors meeting the definition of affiliate.  The Normal Avenue property is not being purchased from a related party, as defined in GAAP.

●	Anticipated Purchase Price: $45,000
●	Current Mortgage Debt: $45,000
●
Anticipated Contract Contingencies: Agreement to transfer by Mortgagee; the Seller closing on the purchase and then securing audit from PCAOB registered firm. The Seller has requested an agreement from the Mortgagee but has not yet secured a formal response.

However, we are experiencing difficulties in obtaining an agreement to transfer this property to us from the Mortgagee.  We anticipate that even if the mortgagee agrees to the transfer, the seller would not be released from liability on the mortgage and thus we would have to negotiate an acceptable indemnification agreement with the seller, who would not retain any other rights in the property after acquisition. Thus for the purpose of this registration statement, we cannot conclude that this acquisition is probable at this time.  It is, however, an example of the type of acquisitions we intend to make if we secure additional funding as described below.  We have no contract, agreement or commitment to acquire or develop any other property as of the date of this Prospectus.

We are refocusing our intention initially on acquiring similar properties in the Chicago IL that qualify for the Section 8 HCV Program. However, our ability to do so will depend upon our ability to secure additional equity financing and, if necessary or appropriate, mortgage financing on these properties.  We will not acquire any property unless we believe the property will generate sufficient cash flow to cover all operating costs, including mortgage payments.  We believe that by becoming a public company, our ability to raise equity financing in future offerings of our common stock will be facilitated and we intend to undertake such an offering after we secure a qualification for quotation of our securities on the OTCBB or OTCQB.

We do not intend to acquire additional similar properties owned by Thomas O’Connor or his affiliates at this time due to the difficulties in securing the required audits of these properties.

Although we anticipate that we will initially focus on acquiring similar properties, the properties we acquire may also be newly constructed properties or properties under development or construction and may include multifamily properties purchased for conversion into condominiums and single-tenant properties that may be converted for multifamily use.  They may also be properties that do not qualify for the Section 8 HCV Program.

In addition, our investment strategy may include development projects that we will build or participate in building for sale or lease.  For example, depending upon a variety of economic factors such as cost and availability of construction financing and land and labor costs in the greater Chicago metropolitan area (including Northern Indiana), we may determine that it may be more profitable to construct real estate ourselves and either lease it and hold for eventual resale or resell directly rather than to acquire existing real estate.

It is possible that we may acquire properties through one or more joint ventures in order to increase our purchasing power and diversify our portfolio of properties in terms of geographic region, property type and tenant industry group. Increased portfolio diversification reduces the risk to investors as compared to a program with less diversified investments. Our joint ventures may be with affiliates  or with non-affiliated third parties. In any joint venture with an affiliate, the cost of our investment must be supported by a current appraisal of the asset. Generally, we will only enter into a joint venture in which we will approve major decisions of the joint venture. If we do enter into joint ventures, we may assume liabilities related to a joint venture that exceed the percentage of our investment in the joint venture.  We have no specific plan as to whether we will acquire or develop ourselves or jointly any specific properties or projects.

We will seek to identify and invest in residential real estate that management believes can be purchased and renovated or developed on terms that will enable it to rent the property at rates sufficient to cover our carrying costs and later sell for a profit. There is no limitation in the amount of funds we may invest in either property acquisition or property development.  There is no limitation on or percentage allocation of funds or assets between property acquisition and property development or between 100% ownership or joint venture ownership.  We have the option to reinvest proceeds from the sale of our properties in additional properties.

Assuming we raise sufficient funding in the future, our investment strategy is designed to provide investors with a diversified portfolio of real estate assets.  However, it is possible that we may not secure funding to acquire or develop additional properties or we may acquire exclusively or almost exclusively Section 8 Voucher eligible properties, in which case our portfolio will not be diversified.

Holding period

We intend to hold and operate properties through a lifecycle of four years to eight years primarily to capitalize on the potential for capital appreciation.

Results of Operations

We were formed September 14, 2011.  Thus there is no nine month comparative data available.

For the three months ended September 30, 2012 vs. the period from September 14, 2011 through September 30, 2011, we had no revenues in either period.   Our expenses were $28,499 for the three months ended September 30, 2012 vs. $13,406 for the period from September 14, 2011 through September 30, 2011.  These expenses consisted primarily of $20,838 in professional fees and $7,661 in general and administrative expenses for the three months ended September 30, 2012 vs. $12,000 in professional fees, $256 in stock compensation for legal fees, and $1,150 in general and administrative expenses for the period from September 14, 2011 through September 30, 2011.  The increase is primarily the result of additional time as well as additional expenses associated with the Company’s registration statement in the period ended September 30, 2012.

For the nine months ended September 30, 2012, we had no revenues. Our expenses were $55,968, which primarily consisted of $46,697 in professional fees and $9,271 in general and administrative expenses.

Liquidity and Capital Resources

We have minimal assets, equity and working capital in the Company.  We are currently seeking financing in the form of debt or equity capital for our operations and for capital to acquire real estate assets.   There is no guarantee that we will raise this capital in which case we will be unable to implement our business plan.  Further, there is no guarantee that the real estate acquisitions, if any, will generate positive cash flows from operations. For the period from September 14, 2011 (inception) to September 30, 2012, we have negative cash flows from operations of $61,506. We will continue to have negative cash flows from operations unless we are successful at implementing our business plan. There can be no assurance that our cash flows from operations will ever become positive.

We anticipate offering costs associated with this registration statement of approximately $60,000 and ongoing SEC reporting costs of $75,000 annually.  A Funding Agreement for these costs was made as of January 1, 2012 by and between Thomas O’Connor ("Lender") and Winchester Holding Group, a Nevada company ("Company"), which provides as follows:

1.  FUNDING

The Company requires and will continue to require funding for the Company for its operations and for the Company’s going and staying public in the U.S., including but not limited to legal, accounting, EDGAR, filing, corporate and other fees and expenses (the “Funding”).  Lender hereby agrees to provide all Funding needed by the Company for its operations and for the Company’s going and staying public in the U.S. on the terms and conditions set forth herein.

Nothing in this agreement shall obligate Lender to provide any funding for any other purpose, including property acquisition or renovation.

2.  TERM

The term of this Agreement began as of the date of this Agreement and shall terminate when the Company generates operating revenues or receives other financing in amounts necessary to fund its operations and for the Company’s going and staying public, including but not limited to legal, accounting, EDGAR, filing, corporate and other fees and expenses.

3.  FUNDING TERMS

The Funding will be provided by Lender on a non-interest bearing basis due upon demand.  There is no limit on the amount of Funding which must be provided under the Agreement, and Lender agrees to provide all needed Funding.  Lender further represents that he has sufficient liquid assets to meet all of Funding obligations under the Agreement.

There is no dollar limit to the amount Mr. O’Connor has agreed to provide under the Funding Agreement.  As of September 30, 2012, Mr. O’Connor has provided $21,947 under the Funding Agreement.

Because Mr. O’Connor controls us, he effectively sits on both sides of the Funding Agreement and, therefore, has the power to modify this arrangement. Modification might reduce and/or eliminate funds received under the Funding Agreement.  However, because Mr. O’Connor has a fiduciary duty to us and our shareholders, he has indicated that he will assure strict adherence to these provisions of the Agreement and will provide all funding as needed without unilaterally modifying the Funding Agreement.

Our independent registered public accounting firm has raised substantial doubt as to our ability to continue as a going concern

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures to ensure that information required to be disclosed in this quarterly report on Form 10-Q was properly recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.  The Company’s controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers to allow timely decisions regarding required disclosure.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at September 30, 2012 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Financial Officer. Based upon that evaluation, our Chief Executive Officer/Financial Officer concluded that, at September 30, 2012, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a)     Unregistered Sales of Equity Securities.

The Registrant did not sell any unregistered securities during the three months ended September 30, 2012.

(b)    Use of Proceeds.

The Registrant did not sell any unregistered securities during the three months ended September 30, 2012.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6. Exhibits.

(a)  Exhibits.

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

Exhibit 101
Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.**

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*  This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Winchester Holding Group, a Nevada corporation

Title	Name	Date	Signature

Principal Executive Officer	Thomas O’Connor	November 13, 2012	/s/ Thomas O’Connor

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Thomas O’Connor	Thomas O’Connor	Principal Executive Officer and Director	November 13, 2012
Principal Financial Officer and Principal
Accounting Officer

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

32.2 *	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

Exhibit 101
Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.**

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*  This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

 ** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.