Form 10-K
period 2012-12-31
Winchester Holding Group
filed 2013-04-05
CIK 1531764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Winchester Holding Group
(Exact Name of Registrant as specified in its charter)

Nevada	45-3445761
(State or other jurisdiction of incorporation or organization)	IRS I.D.

10540 S. Western Av Suite #313 Chicago, IL	60643
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number:  708 774-8167.

SEC File No.:  333-181216

_______________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)  Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $57,070.

The number of outstanding shares of Registrant's Common Stock, $0.001 par value, was 26,420,700 shares as of April 4, 2013.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION

This Annual Report on Form 10-K, the other reports, statements, and information that we have previously filed or that we may subsequently file with the Securities and Exchange Commission, or SEC, and public announcements that we have previously made or may subsequently make include, may include, incorporate by reference or may incorporate by reference certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to enjoy the benefits of that act. Unless the context is otherwise, the forward-looking statements included or incorporated by reference in this Form 10-K and those reports, statements, information and announcements address activities, events or developments that Winchester Holding Group (hereinafter referred to as “we,” “us,” “our,” “our Company” or “Flurida Group”) expects or anticipates, will or may occur in the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “will continue,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, including our plans, objectives, expectations and intentions and other factors discussed elsewhere in this Report.

Certain risk factors could materially and adversely affect our business, financial conditions and results of operations and cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, and you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made and we do not undertake any obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. The risks and uncertainties we currently face are not the only ones we face. New factors emerge from time to time, and it is not possible for us to predict which will arise. There may be additional risks not presently known to us or that we currently believe are immaterial to our business. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. If any such risks occur, our business, operating results, liquidity and financial condition could be materially affected in an adverse manner. Under such circumstances, you may lose all or part of your investment.

The industry and market data contained in this report are based either on our management’s own estimates or, where indicated, independent industry publications, reports by governmental agencies or market research firms or other published independent sources and, in each case, are believed by our management to be reasonable estimates. However, industry and market data is subject to change and cannot always be verified with complete certainty due to limits on the availability and reliability of raw data, the voluntary nature of the data gathering process and other limitations and uncertainties inherent in any statistical survey of market shares. We have not independently verified market and industry data from third-party sources. In addition, consumption patterns and customer preferences can and do change. As a result, you should be aware that market share, ranking and other similar data set forth herein, and estimates and beliefs based on such data, may not be verifiable or reliable.

Part I.

Description of Business

Westchester Holding Group is a Nevada corporation formed on September 14, 2011.

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

We have acquired the following properties:

9324 S. Vincennes, Chicago, Illinois 60620.

●	Acquired December 19, 2012
●	Description: 3 Bedroom, 1 Bathroom, Living room, Eat-In Kitchen, unfinished basement.
●	Status: Vacant at time of purchase and as of the date of this report. Non section 8 property. Anticipate lease commencing April 1 with monthly rent of $1,100.
●	Mortgage: $39,300 @ 4% interest per annum amortized over 30 years with a balloon payment due February 1, 2014, payment per month principal & interest is $397.89
●	Seller: Estate of Calvin Ross, a non-affiliate
●	Purchase Price: $40,000
●	Purchased by Winchester Holding Properties LLC Series 9324 S. Vincennes, a subsidiary of the Company

8710 S. Union Ave., Chicago, Illinois 60620.

●	Acquired March 7, 2013
●	Description: 3 Bedroom, 1 Bathroom, Living room, Eat-In Kitchen, unfinished basement.
●	Status: Vacant at time of purchase and as of the date of this report. To be qualified as Section 8 property. Anticipate lease commencing mid April with monthly rent of $1,200.
●
Mortgage: Purchase price advanced by Kingdom Management Company, an affiliate of Mr. O’Connor.  The loan is oral, in the amount of $47,388 is unsecured, non-interest bearing, and payable on demand.  It is anticipated that the Company and the subsidiary owner will grant Kingdom Management Company a mortgage in the amount advanced with interest at 4%.

●	Seller: Deutsche Bank National Trust
●	Purchase Price: $45,000
●	Purchased by Winchester Holding Properties LLC Series 8710 S. Union Ave., a subsidiary of the Company

We have instructed counsel to prepare an acquisition contract for a single-family residential property that is currently qualified for the Section 8 HCV Program. This property is:

9247 Normal Avenue, Chicago, Illinois 60620.

●	Description: 5 Bedroom, 2 Bathroom, Living room, Dining room, Kitchen, Full finished basement.
●	Status: Vacant and needs approximately $20,000 of rehabilitation work
●
Owner: Moe Options Inc Profit Sharing Plan & Trust, which is an affiliate of our shareholders Maureen & Chess Obermeier who are not affiliates of us due to their small share ownership percentage and lack of other factors meeting the definition of affiliate. The Normal Avenue property is not being purchased from a related party, as defined in GAAP.

●	Anticipated Purchase Price: $55,000 to be paid by the issuance of 550,000 shares of common stock
●	Anticipated Contract Contingencies: Securing funding for the rehabilitation work.

Because we have no assurance of securing the funding for rehabilitation work, we cannot conclude that this acquisition is probable at this time.

We are refocusing our intention initially on acquiring similar properties in the Chicago, Illinois that qualify for the Section 8 HCV Program, although we may also acquire properties that are not Section 8 qualified such as the property described above. However, our ability to do so will depend upon our ability to secure additional equity financing and, if necessary or appropriate, mortgage financing on these properties. We will not acquire any property unless we believe the property will generate sufficient cash flow to cover all operating costs, including mortgage payments. We believe that by becoming a public company, our ability to raise equity financing in future offerings of our common stock will be facilitated and we intend to undertake such an offering in the near future as described in “Management’s Discussion and Analysis of Financial Condition and Operations, Liquidity and Capital Resources,” below.

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

It is possible that we may acquire properties through one or more joint ventures in order to increase our purchasing power and diversify our portfolio of properties in terms of geographic region, property type and tenant industry group. Increased portfolio diversification reduces the risk to investors as compared to a program with less diversified investments. Our joint ventures may be with affiliates or with non-affiliated third parties. In any joint venture with an affiliate, the cost of our investment must be supported by a current appraisal of the asset. Generally, we will only enter into a joint venture in which we will approve major decisions of the joint venture. If we do enter into joint ventures, we may assume liabilities related to a joint venture that exceeds the percentage of our investment in the joint venture. We have no specific plan as to whether we will acquire or develop ourselves or jointly any specific properties or projects.

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

Property Management

Our properties will be managed by Kingdom Management Company, an affiliate. Initially Kingdom will not charge for this service as its principal, Thomas O’Connor will receive a salary from us as described in this registration statement. However, assuming that we have sufficient positive cash flow in the future, Kingdom Management Company may be paid for these services based upon a comparable amount charged by unaffiliated companies providing the same services in the Chicago IL area.

Management Experience in Real Estate

Our president, Thomas O’Connor, has significant real estate experience, primarily involving construction and management of various kinds of properties, specifically properties that qualify for the Section 8 HCV Program. In managing properties, he oversaw day-to-day operations, communicating with tenants, approving leases, running credit checks, maintaining communication with villages or cities to be in compliance with all ordinances. He handled tenant complaints, interviewed perspective tenants, roofing issues, plumbing issues, and door issues by hiring outsourced labor. He also handled all accounting issues including maintenance of books and negotiated with banks on loans. In the past 10 years, he has developed, owned and managed 60 plus single family homes. Through an affiliate, he owns 16 other Section 8 single family properties similar to the two properties which we currently anticipate acquiring from affiliates.

We believe that our management’s specific prior experience the Chicago Housing Authority Section 8 HCV Program, allows us to better select qualified properties and secure and manage tenants for our properties. Because of management’s experience in understanding the program and screening tenants, lease defaults with four exceptions have not occurred on Section 8 Voucher eligible properties owned and managed by management and his affiliates in the past 5 years.

Locating Properties

Our process is built on a disciplined, common sense analysis that seeks to manage risk through careful research of both the geographic sector and individual properties. The process combines a fundamental analysis of overall economic geographic market conditions, followed with individual property analysis. We evaluate properties with a view toward qualification for Section 8 HCV Program or for cash flow and appreciation potential.

Purchase Procedures

Once we have located a property that we may want to purchase, we will ascertain whether the owner is willing to sell the property. We then negotiate a purchase price and ask the following questions of the prospective seller and/or obtain answers from third parties:

Favorable conditions we will look for regarding this factor are:

o	The price is below market value. We determine market value through appraisals and comparable sales reports in the area.
o	With respect to price, we would also consider value trends, such as historical yearly increases in property values

Are there any defects on the title? Favorable conditions we will look for regarding this factor are:

o	No liens and/or encumbrances.
o	The buyer is able to deliver a clean title within the time we would like to close.

Financing Procedures

We will attempt to obtain financing from local banks doing business within the area where we are attempting to purchase property. Our officers may personally guarantee debt; however, there are no assurances that our officers, or we, will be in a financial position to do so. We do not have any written agreements now or in the past with our officers obligating them to guarantee repayment of future debt or any of our other obligations. Our officers are required to provide us with capital but only for operational and SEC registration and reporting, not for property acquisition. We hope to leverage the property with a financial institution or private lender so that funds are available for additional purchases, based on using the property as collateral.

The procedures for obtaining our financing are as follows:

1.	File loan application.

2.	Credit checks, property appraisal done.

3.	Loan documents drafted.

4.	Down payment made that is typically approximately 30 to 50% of the appraised value.

5.	Institution lends funds for the balance, less certain transaction fees that are typically between approximately 2 to 3%.

6.	A lien is then filed with the appropriate recorder’s office.

There are no assurances that our financing procedures will be adequate to secure the funds needed to sustain our operations.

Distribution

We have no distribution agreements in place with anyone. We plan to hold and sell the properties we acquire primarily through direct selling efforts involving established real estate brokers and property managers and corporations that may have a need for residential and/or commercial real estate. We plan to contract with real estate brokers, sub-contractors and other agents to assist in us on a project-by-project basis.

Competitive Business Conditions

We face significant competition both in acquiring properties, repositioning properties and in attracting renters. Our market area is highly competitive, and we will face direct competition from a significant number of real estate investors, many with a local, state-wide or regional presence and, in some cases, a national presence. Many of these investors are significantly larger and have greater financial resources than we do. We have significantly less capital, assets, revenues, employees and other resources than our local, regional and/or national and international competition.

Intellectual Property

At present, we do not have any patents, trademarks, licenses, franchises, concessions, and royalty agreements, labor contracts or other proprietary interests.

Government and Environmental Regulation

Governmental zoning and land use regulations may exist or be promulgated that could have the effect of restricting or curtailing certain uses of our real estate. Such regulations could adversely affect the value of any of our properties affected by such regulations. In recent years real estate values have also sometimes been adversely affected by the presence of hazardous substances or toxic waste on, under or in the environs of the property. A substance (or the amount of a substance) may be considered safe at the time the property is purchased but later classified by law as hazardous. Owners of properties have been liable for substantial expenses to remedy chemical contamination of soil and groundwater at their properties even if the contamination predated their ownership. Although we intend to exercise reasonable efforts to assure that no properties are acquired that give rise to such liabilities, chemical contamination cannot always be detected through readily available means, and the possibility of such liability cannot be excluded.

Under various federal, state and local laws, ordinances and regulations, we may be required to investigate and clean up certain hazardous or toxic substances released on or in properties we own or operate, and also may be required to pay other costs relating to hazardous or toxic substances. This liability may be imposed without regard to whether we knew about the release of these types of substances or were responsible for their release. The presence of contamination or the failure to remediate property contaminations at any of our properties may adversely affect our ability to sell or lease the properties or to borrow using the properties as collateral. The costs or liabilities could exceed the value of the affected real estate. we have not been notified by any governmental authority, however, of any non-compliance, liability or other claim in connection with any of our properties, and we are not aware of any other environmental condition with respect to any of our properties that management believes would have a material adverse effect on our business, assets or results of operations taken as a whole.

Although we will attempt to determine the environmental condition of each property as part of our due diligence, we cannot be certain that this investigation will reveal all conditions that may impose an obligation on us to mitigate the environmental condition. If we were subject to environmental liability, which could be imposed based on our ownership of its property, such liability could adversely affect the value of your investment.

Section 8 Tenant-Based Housing Choice Voucher Program

The Section 8 tenant-based Housing Choice Voucher (HCV) program is funded by the federal government and administered by the Chicago Housing Authority (CHA) for the jurisdiction of the City of Chicago, County of Cook, Illinois.

The Housing and Community Development (HCD) Act of 1987 authorized a new version of tenant-based assistance – the Section 8 Voucher program. The Voucher allows eligible families to select housing in the private rental market and receive assistance in that housing unit. Rental housing has met the basic housing quality standards, but there is no fair market rent limitation on rent. Under this tenant-based assistance program, now known as the Housing Choice Voucher (HCV) program, an assisted family is required to pay at least 30 percent of adjusted income for rent.

When a family is determined to be eligible for the program and funding is available, the CHA issues the family a housing voucher. When the family finds a suitable housing unit and funding is available, the CHA will enter into a contract with the owner and the family will enter into a lease with the owner. Each party makes their respective payment to the owner so that the owner receives full rent.

Renting to an HCVP Participant is similar to renting to any other tenant: HCVP Property Owners screen Voucher Holders for suitability (as they would any other potential tenant), ask for a security deposit, collect rent and enforce the provisions of their lease (including settling disputes with tenants and evicting those who violate the lease). Owners can market their property to Voucher Holders by registering it in the CHA’s online database or listing it at any of the HCVP Regional Offices.

If after an Owner shows a unit to a Voucher Holder and they want to rent it, the Property Owner will have to take them through their application and screening process as they would any other tenant. If the Owner determines that the Voucher Holder will make a good tenant, the Voucher Holder will hand over their Request for Tenancy Approval (RTA) packet to the Property Owner for completion and submission. The Property Owner will submit the completed RTA packet to the appropriate HCV Program Regional Office.

Once CHA receives the completed RTA packet, a Housing Quality Standards (HQS) inspection will be scheduled. Generally, the Property Owner will receive a call to set up the appointment for the initial inspection within three to five business days after the packet is received by CHA. An HQS inspection ensures that the unit meets a set of health and safety standards established by the federal government. The unit must pass the inspection and CHA must approve the rent for the unit before it can be leased to a Voucher Holder.

The final step in this process involves the Property Owner signing a lease with the Voucher Holder and a Housing Assistance Payment (HAP) Contract with CHA. The HAP Contract governs the relationship between CHA and the Property Owner and outlines the rights and responsibilities of each party under the HCV Program. In short, CHA’s responsibility to the Property Owner is to make monthly payments on the family’s behalf in a timely manner, and the Property Owner’s responsibility is to enforce the provisions of the lease, abide by landlord/tenant laws and keep the unit in good condition.

Lease terms are typically one year. When the lease term is up, if the tenant wishes to continue the lease and still qualifies for the program, a follow up HQS inspection is made and the owner is required to correct all deficiencies before the new lease term can begin.

Research And Development

We have spent no funds on research and development.

Employees

Presently, we have no employees other than President, Thomas O’Connor and one clerical staff.

Selection, Management and Custody of Registrant’s Investments

All arrangements for purchases, sales, leases, maintenance and insurance will be undertaken by our existing management, Thomas O’Connor’s, President and CEO. Their business address is 10540 S. Western Ave., Suite 313, Chicago, Il. 60643I

INVESTMENT POLICIES

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

We have acquired the following properties:

9324 S. Vincennes, Chicago, Illinois 60620.

●	Acquired December 19, 2012
●	Description: 3 Bedroom, 1 Bathroom, Living room, Eat-In Kitchen, unfinished basement.
●	Status: Vacant at time of purchase and as of the date of this report. Non section 8 property. Anticipate lease commencing April 1 with monthly rent of $1,100.
●	Mortgage: $39,300 @ 4% interest per annum amortized over 30 years with a balloon payment due February 1, 2014, payment per month principal & interest is $397.89
●	Seller: Estate of Calvin Ross, a non-affiliate
●	Purchase Price: $40,000
●	Purchased by Winchester Holding Properties LLC Series 9324 S. Vincennes, a subsidiary of the Company

8710 S. Union Ave., Chicago, Illinois 60620.

●	Acquired March 7, 2013
●	Description: 3 Bedroom, 1 Bathroom, Living room, Eat-In Kitchen, unfinished basement.
●	Status: Vacant at time of purchase and as of the date of this report. To be qualified as Section 8 property. Anticipate lease commencing mid April with monthly rent of $1,200.
●
Mortgage: Purchase price advanced by Kingdom Management Company, an affiliate of Mr. O’Connor. The loan is oral, in the amount of $47,388 is unsecured, non-interest bearing, and payable on demand.  It is anticipated that the Company and the subsidiary owner will grant Kingdom Management Company a mortgage in the amount advanced with interest at 4%.

●	Seller: Deutsche Bank National Trust
●	Purchase Price: $45,000
●	Purchased by Winchester Holding Properties LLC Series 8710 S. Union Ave., a subsidiary of the Company

We have instructed counsel to prepare an acquisition contract for a single-family residential property that is currently qualified for the Section 8 HCV Program. This property is:

9247 Normal Avenue, Chicago, Illinois 60620.

●	Description: 5 Bedroom, 2 Bathroom, Living room, Dining room, Kitchen, Full finished basement.
●	Status: Vacant and needs approximately $20,000 of rehabilitation work
●
Owner: Moe Options Inc Profit Sharing Plan & Trust, which is an affiliate of our shareholders Maureen & Chess Obermeier who are not affiliates of us due to their small share ownership percentage and lack of other factors meeting the definition of affiliate. The Normal Avenue property is not being purchased from a related party, as defined in GAAP.

●	Anticipated Purchase Price: $55,000 to be paid by the issuance of 550,000 shares of common stock
●	Anticipated Contract Contingencies: Securing funding for the rehabilitation work.

Because we have no assurance of securing the funding for rehabilitation work, we cannot conclude that this acquisition is probable at this time.

We are refocusing our intention initially on acquiring similar properties in the Chicago, Illinois that qualify for the Section 8 HCV Program, although we may also acquire properties that are not Section 8 qualified such as the property described above. However, our ability to do so will depend upon our ability to secure additional equity financing and, if necessary or appropriate, mortgage financing on these properties. We will not acquire any property unless we believe the property will generate sufficient cash flow to cover all operating costs, including mortgage payments. We believe that by becoming a public company, our ability to raise equity financing in future offerings of our common stock will be facilitated and we intend to undertake such an offering in the near future as described in “Management’s Discussion and Analysis of Financial Condition and Operations, Liquidity and Capital Resources,” below.

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

It is possible that we may acquire properties through one or more joint ventures in order to increase our purchasing power and diversify our portfolio of properties in terms of geographic region, property type and tenant industry group. Increased portfolio diversification reduces the risk to investors as compared to a program with less diversified investments. Our joint ventures may be with affiliates or with non-affiliated third parties. In any joint venture with an affiliate, the cost of our investment must be supported by a current appraisal of the asset. Generally, we will only enter into a joint venture in which we will approve major decisions of the joint venture. If we do enter into joint ventures, we may assume liabilities related to a joint venture that exceeds the percentage of our investment in the joint venture. We have no specific plan as to whether we will acquire or develop ourselves or jointly any specific properties or projects.

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

It is our policy to acquire real estate primarily for possible capital gain as well as for income.

We have established networking relationships in the areas in which we intend to acquire properties from whom we get information on properties that will be coming on the market.

We have no present intention to invest in first or second mortgages, securities of companies primarily engaged in real estate activities, or interests in real estate investment trusts or real estate limited partnerships.

We currently have no limitations on the percentage of assets which may be invested in any one investment, or the type of securities or investments we may buy. However, the board of directors in its discretion may set policies regarding the percentage of assets which may be invested in any one investment, or type of investment. The Company’s current policy is to evaluate each investment based on its potential capital return to the Company.

We do not plan to enter into the business of originating, servicing or warehousing mortgages or deeds of trust.

We may invest in real estate-related securities, including securities issued by other real estate companies, primarily in instruments such as bonds or other debt backed by real estate or tax liens.

We do not intend:

•	To issue senior securities other than our preferred stock.

•	To make loans to other persons, except for bridge loans to non-affiliates for property rehabilitationilitation with a term of less than 12 months secured by a mortgage on the property

•	To underwrite securities of other issuers.

•	To engage in the purchase and sale (or turnover) of investments.

•	To repurchase or otherwise reacquire our shares or other securities except for preferred stock if provided in the designation.

•	To invest in the securities of other issuers for the purpose of exercising control.

These policies may be changed by the directors without a vote of security holders.

CONFLICT OF INTEREST

Because Mr. O’Connor controls us, he effectively sits on both sides of the Funding Agreement and, therefore, has the power to modify this arrangement. Modification might reduce and/or eliminate funds received under the Funding Agreement. However, because Mr. O’Connor has a fiduciary duty to us and our shareholders, he has indicated that he will assure strict adherence to the provisions of the Agreement and will provide all funding as needed without unilaterally modifying the Funding Agreement. Additional conflicts arise because of Mr. O’Connor’s ability to establish his compensation and the management company’s compensation. However because Mr. O’Connor has a fiduciary duty to us and our shareholders, he has indicated that he will assure strict adherence to we will not start paying him until we have sufficient positive cash flow to pay all of our operating expenses prior to paying this salary and that no salary or any other compensation to Mr. O’Connor is being accrued. Similarly, because Mr. O’Connor has a fiduciary duty to us and our shareholders, he has indicated that he will assure strict adherence to his oral agreement that initially the management company will not charge for this service and that only if we have sufficient positive cash flow in the future, Kingdom Management Company may be paid for these services based upon a comparable amount charged by unaffiliated companies providing the same services in the Chicago IL area.

Additional Information

We are a public company and file annual, quarterly and special reports and other information with the SEC. We are not required to, and do not intend to, deliver an annual report to security holders. You may read and copy any document we file at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549. You can request copies of these documents by writing to the SEC and paying a fee for the copying cost. Please call the SEC at 1-800-SEC-0330 for more information about the operation of the public reference room. Our filings are also available, at no charge, to the public at http://www.sec.gov.

Item 2.  Description of Property

We have acquired the following properties:

9324 S. Vincennes, Chicago, Illinois 60620.

●	Acquired December 19, 2012
●	Description: 3 Bedroom, 1 Bathroom, Living room, Eat-In Kitchen, unfinished basement.
●	Status: Vacant at time of purchase and as of the date of this report. Non section 8 property. Anticipate lease commencing April 1 with monthly rent of $1,100.
●	Mortgage: $39,300 @ 4% interest per annum amortized over 30 years with a balloon payment due February 1, 2014, payment per month principal & interest is $397.89
●	Seller: Estate of Calvin Ross, a non-affiliate
●	Purchase Price: $40,000
●	Purchased by Winchester Holding Properties LLC Series 9324 S. Vincennes, a subsidiary of the Company

8710 S. Union Ave., Chicago, Illinois 60620.

●	Acquired March 7, 2013
●	Description: 3 Bedroom, 1 Bathroom, Living room, Eat-In Kitchen, unfinished basement.
●	Status: Vacant at time of purchase and as of the date of this report. To be qualified as Section 8 property. Anticipate lease commencing mid April with monthly rent of $1,200.
●
Mortgage: Purchase price advanced by Kingdom Management Company, an affiliate of Mr. O’Connor. The loan is oral, in the amount of $47,388 is unsecured, non-interest bearing, and payable on demand. It is anticipated that the Company and the subsidiary owner will grant Kingdom Management Company a mortgage in the amount advanced with interest at 4%.

●	Seller: Deutsche Bank National Trust
●	Purchase Price: $45,000
●	Purchased by Winchester Holding Properties LLC Series 8710 S. Union Ave., a subsidiary of the Company

We have instructed counsel to prepare an acquisition contract for a single-family residential property that is currently qualified for the Section 8 HCV Program.   This property is:

9247 Normal Avenue, Chicago, Illinois 60620.

●	Description: 5 Bedroom, 2 Bathroom, Living room, Dining room, Kitchen, Full finished basement.
●	Status: Vacant and needs approximately $20,000 of rehabilitation work
●
Owner: Moe Options Inc Profit Sharing Plan & Trust, which is an affiliate of our shareholders Maureen & Chess Obermeier who are not affiliates of us due to their small share ownership percentage and lack of other factors meeting the definition of affiliate. The Normal Avenue property is not being purchased from a related party, as defined in GAAP.

●	Anticipated Purchase Price: $55,000 to be paid by the issuance of 550,000 shares of common stock
●	Anticipated Contract Contingencies: Securing funding for the rehabilitation work.

Because we have no assurance of securing the funding for rehabilitation work, we cannot conclude that this acquisition is probable at this time.

The Company’s current business address is 1061 E. Indiantown Rd. #400, Jupiter FL  33477, provided at no cost by by Mr. O’Connor, our president.

We anticipate moving our principal office location after we hire employees.

Item 3.  Legal Proceedings

We are not a party to any material legal proceedings nor are we aware of any circumstance that may reasonably lead any third party to initiate material legal proceedings against us.

Item 4.  Mine Safety Disclosures

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Trading History

Our common stock is quoted on the Over-The-Counter Bulletin Board under the symbol “WCHS.”  Our initial trade did not occur until the first quarter 2013.

Dividends

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects and other factors that the Board of Directors considers relevant.

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Florida Revised Statutes, however, prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

●	we would not be able to pay our debts as they become due in the usual course of business; or

●
our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution, unless otherwise permitted under our articles of incorporation.

Securities Authorized for Issuance Under Equity Compensation Plans

None

Recent Sales of Unregistered Securities

On December 21, 2012, the Company sold 300,000 shares of its common stock for cash at $0.10 per share for a total of $30,000 to seven shareholders, including 200,000 shares to Thomas O’Connor, our president and director.

On December 21, 2012, the Company authorized the issuance of 550,000 shares of its common stock to be issued to acquire real estate property. The shares were valued at $0.10 per share based on recent cash stock sales by the company for a total of $55,000, which was recorded as stock subscription receivable. As of December 31, 2012, and as of the date of filing of this Report on Form 10-K, the closing had not occurred.

We relied upon Section 4(2) of the Securities Act of 1933, as well as Rule 506 of Regulation D promulgated thereunder, in connection with the foregoing offers and sales.

We believed that Section 4(2) of the Securities Act of 1933, as well as Rule 506 of Regulation D promulgated thereunder,  was available because:

•	None of these issuances involved underwriters, underwriting discounts or commissions.

•	Restrictive legends were and will be placed on all certificates issued as described above.

•	The distribution did not involve general solicitation or advertising.

•	The distributions were made only to investors who were sophisticated enough to evaluate the risks of the investment.

In connection with the above transactions, although some of the investors may have also been accredited, in accordance with we provided the following to all investors:

•	Access to all our books and records.

•	Access to all material contracts and documents relating to our operations.

•	The opportunity to obtain any additional information, to the extent we possessed such information, necessary to verify the accuracy of the information to which the investors were given access.

Prospective investors were invited to review at our offices at any reasonable hour, after reasonable advance notice, any materials available to us concerning our business. Prospective Investors were also invited to visit our offices.

Redemption of Issuer Securities

None

Item 6. Selected Consolidated Financial Data

Not required.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

Strategy and target markets

We intend in the future to acquire through Winchester Holding Properties LLC, an Illinois limited liability company which is our wholly-owned subsidiary and its series of to-be formed sub-subsidiary LLC’s, each sub-subsidiary LLC to acquire each property, single and multi-family real estate and real estate related-assets in the greater Chicago metropolitan area (including Northern Indiana).  We anticipate that our initial focus will be on be on properties that qualify for the HUD Section 8 tenant-based Housing Choice Voucher (HCV) program that is funded by the federal government and administered by the Chicago Housing Authority (CHA).  The Voucher Program allows eligible families to select housing in the private rental market and receive assistance in that housing unit. Rental housing has to meet the basic housing quality standards, but there is no fair market rent limitation on rent. Under this tenant-based assistance program, now known as the Housing Choice Voucher (HCV) program, an assisted family is required to pay at least 30 percent of adjusted income for rent.  A complete description of the Section 8 HCV Program is set forth in “General Information as to Registrant,” above.

We have acquired the following properties:

9324 S. Vincennes, Chicago, Illinois 60620.

●	Acquired December 19, 2012
●	Description: 3 Bedroom, 1 Bathroom, Living room, Eat-In Kitchen, unfinished basement.
●	Status: Vacant at time of purchase and as of the date of this report. Non section 8 property. Anticipate lease commencing April 1 with monthly rent of $1,100.
●	Mortgage: $39,300 @ 4% interest per annum amortized over 30 years with a balloon payment due February 1, 2014, payment per month principal & interest is $397.89
●	Seller: Estate of Calvin Ross, a non-affiliate
●	Purchase Price: $40,000
●	Purchased by Winchester Holding Properties LLC Series 9324 S. Vincennes, a subsidiary of the Company

8710 S. Union Ave., Chicago, Illinois 60620.

●	Acquired March 7, 2013
●	Description: 3 Bedroom, 1 Bathroom, Living room, Eat-In Kitchen, unfinished basement.
●	Status: Vacant at time of purchase and as of the date of this report. To be qualified as Section 8 property. Anticipate lease commencing mid April with monthly rent of $1,200.
●
Mortgage: Purchase price advanced by Kingdom Management Company, an affiliate of Mr. O’Connor. The loan is oral, in the amount of $47,388 is unsecured, non-interest bearing, and payable on demand. It is anticipated that the Company and the subsidiary owner will grant Kingdom Management Company a mortgage in the amount advanced with interest at 4%.

●	Seller: Deutsche Bank National Trust
●	Purchase Price: $45,000
●	Purchased by Winchester Holding Properties LLC Series 8710 S. Union Ave., a subsidiary of the Company

We have instructed counsel to prepare an acquisition contract for a single-family residential property that is currently qualified for the Section 8 HCV Program.   This property is:

9247 Normal Avenue, Chicago, Illinois 60620.

●	Description: 5 Bedroom, 2 Bathroom, Living room, Dining room, Kitchen, Full finished basement.
●	Status: Vacant and needs approximately $20,000 of rehabilitation work
●
Owner: Moe Options Inc Profit Sharing Plan & Trust, which is an affiliate of our shareholders Maureen & Chess Obermeier who are not affiliates of us due to their small share ownership percentage and lack of other factors meeting the definition of affiliate. The Normal Avenue property is not being purchased from a related party, as defined in GAAP.

●	Anticipated Purchase Price: $55,000 to be paid by the issuance of 550,000 shares of common stock
●	Anticipated Contract Contingencies: Securing funding for the rehabilitation work.

Because we have no assurance of securing the funding for rehabilitation work, we cannot conclude that this acquisition is probable at this time.

We are refocusing our intention initially on acquiring similar properties in the Chicago, Illinois that qualify for the Section 8 HCV Program, although we may also acquire properties that are not Section 8 qualified such as the property described above. However, our ability to do so will depend upon our ability to secure additional equity financing and, if necessary or appropriate, mortgage financing on these properties.  We will not acquire any property unless we believe the property will generate sufficient cash flow to cover all operating costs, including mortgage payments.  We believe that by becoming a public company, our ability to raise equity financing in future offerings of our common stock will be facilitated and we intend to undertake such an offering in the near future as described in “Liquidity and Capital Resources,” below.

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

Results of Operations

We were formed September 14, 2011. Thus there is no twelve months comparative data available.

For the year ended December 31, 2012 vs. the period from September 14, 2011 through December 31, 2011, we had no revenues in either period. Our expenses were $76,601 for the year ended December 31, 2012 vs. $13,621 for the period from September 14, 2011 through December 31, 2011. These expenses consisted primarily of $51,187 in professional fees and $25,414 in general and administrative expenses for the year ended December 31, 2012 vs. $12,000 in professional fees, $256 in stock compensation for legal fees, and $1,365 in general and administrative expenses for the period from September 14, 2011 through December 31, 2011. The increase is primarily the result of additional time as well as additional expenses associated with the Company’s registration statement in the year ended December 31, 2012.

Liquidity and Capital Resources

We have minimal assets, equity and working capital in the Company. We are currently seeking financing in the form of debt or equity capital for our operations and for capital to acquire real estate assets. There is no guarantee that we will raise this capital in which case we will be unable to implement our business plan. Further, there is no guarantee that the real estate acquisitions, if any, will generate positive cash flows from operations. For the period from September 14, 2011 (inception) to December 31, 2012, we have negative cash flows from operations of $69,810. We will continue to have negative cash flows from operations unless we are successful at implementing our business plan. There can be no assurance that our cash flows from operations will ever become positive.

We anticipate ongoing SEC reporting costs of $75,000 annually. A Funding Agreement for these costs was made as of March 1, 2012 by and between Thomas O’Connor ("Lender") and Winchester Holding Group, a Nevada company ("Company"), which provides as follows:

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

There is no dollar limit to the amount Mr. O’Connor has agreed to provide under the Funding Agreement. As of December 31, 2012, Mr. O’Connor has provided $21,947 under the Funding Agreement. Because Mr. O’Connor controls us, he effectively sits on both sides of the Funding Agreement and, therefore, has the power to modify this arrangement. Modification might reduce and/or eliminate funds received under the Funding Agreement. However, because Mr. O’Connor has a fiduciary duty to us and our shareholders, he has indicated that he will assure strict adherence to these provisions of the Agreement and will provide all funding as needed without unilaterally modifying the Funding Agreement.

We are also contemplating raising additional from a private placement of our common stock. We are initially contemplating raising up to $1,000,000 by offering up to 5,000,000 shares at a price of $.20 per share. There is no assurance that we will make this offering, that if made, the offering will be on these terms or that it will be successful in raising any additional capital.

Our independent registered public accounting firm has raised substantial doubt as to our ability to continue as a going concern

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8.  Financial Statements

Winchester Holding Group and Subsidiaries
(A Development Stage Company)
December 31, 2012 and 2011
Index to Consolidated Financial Statements

Contents	Page(s)

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of December 31, 2012 and 2011	F-2

Consolidated Statements of Operations for the year ended December 31, 2012, for the period from September 14, 2011 (Inception) through December 31, 2011 and for the period from September 14, 2011 (Inception) through December 31, 2012
F-3

Consolidated Statement of changes in Stockholder’s Equity (Deficiency) for the year ended December 31, 2012 and for the Period from September 14, 2011 (Inception) through December 31, 2011	F-4

Consolidated Statements of Cash Flows for the year ended December 31, 2012, for the period from Septernber 14, 2011 (Inception) through December 31, 2011 and for the period from September 14, 2011 (Inception) through December 31, 2012
F-5

Notes to the Consolidated Financial Statements	F-6

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of:
Winchester Holding Group

We have audited the accompanying consolidated balance sheets of Winchester Holding Group and Subsidiaries (a development stage company) as of December 31, 2012 and 2011 and the related consolidated statements of operations, changes in stockholders’ equity (deficiency), and cash flows for the year ended December 31, 2012, for the period from September 14, 2011 (inception) to December 31, 2011 and for the period September 14, 2011 (inception) to December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Winchester Holding Group and Subsidiaries as of December 31, 2012 and 2011 and the results of its operations and its cash flows for the year ended December 31, 2012, for the period from September 14, 2011 (inception) to December 31, 2011 and for the period from September 14, 2011 (inception) to December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company reported a net loss and used cash in operations of $76,601 and $56,445, respectively in 2012 and as of December 31, 2012, has an accumulated deficit of $90,222, and is in the development stage with no revenues. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SALBERG & COMPANY, P.A.
Boca Raton, Florida
April 5, 2013

Winchester Holding Group and Subsidiaries
(A development stage company)
Consolidated Balance Sheets

	December 31, 2012	December 31, 2011

Assets
Current Assets
Cash	$35,532	$-
Property purchase deposit	1,000	-

Total current assets	36,532	-

Real Estate Investment, net	41,369	-

Total Assets	$77,901	$-

Liabilities and Stockholders' Equity (Deficiency)
Current Liabilities
Accrued expenses	$5,120	$-
Mortgage note payable, current portion	2,985	-
Note payable - related party	21,947	13,365

Total current liabilities	30,052	13,365

Mortgage note payable	36,315	-

Total liabilities	66,367	13,365

Commitments (Note 8)

Stockholders' Equity (Deficiency)
Preferred stock: $0.001 par value; 10,000,000 shares authorized;
none issued or outstanding	-	-
Common stock: $0.001 par value; 100,000,000 shares authorized;
26,420,700 and 25,255,700 shares issued and outstanding, respectively	26,421	25,256
Stock subscription receivable	(55,000)	(25,000)
Additional paid-in capital	130,335	-
Deficit accumulated during the development stage	(90,222)	(13,621)

Total Stockholders' Equity (Deficiency)	11,534	(13,365)

Total Liabilities and Stockholders' Equity (Deficiency)	$77,901	$-

See accompanying notes to the consolidated financial statements.

Winchester Holding Group and Subsidiaries
(A development stage company)
Consolidated Statements of Operations

	For the Year Ended December 31, 2012	For the Period from September 14, 2011 (Inception) through December 31, 2011	For the Period from September 14, 2011 (Inception) through December 31, 2012

Revenue	$-	$-	$-

Operating Expenses
Professional fees	51,187	12,000	63,187
Legal fees - stock compensation	-	256	256
General and administrative	25,414	1,365	26,779

Total operating expenses	76,601	13,621	90,222

Loss before Income Taxes	(76,601)	(13,621)	(90,222)

Income Tax Provision	-	-	-

Net Loss	$(76,601)	$(13,621)	$(90,222)

Net loss per common share
- Basic and Diluted	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding
- Basic and Diluted	25,562,040	25,255,700	25,492,275

See accompanying notes to the consolidated financial statements.

Winchester Holding Group and Subsidiaries
( A Development Stage Company)
Consolidated Statement of Changes in Stockholders' Equity (Deficiency)
For the year ended December 31, 2012 and for the Period from September 14, 2011 (Inception) through December 31, 2011

							Deficit
							Accumulated	Total
	Preferred Stock		Common Stock			Additional	during the	Stockholders'
	Number of Shares	Amount	Number of Shares	Amount	Subscription Receivable	Paid-in Capital	Development Stage	Equity (Deficiency)

September 14, 2011 (Inception)	-	$-	-	$-	$-	$-	$-	$-

Shares issued to founder for cash			25,000,000	25,000	(25,000)	-	-	-

Shares issued for legal services			255,700	256	-	-	-	256

Net loss for the period from September 14, 2011
(inception) through December 31, 2011							(13,621)	(13,621)

Balance, December 31, 2011	-	-	25,255,700	25,256	(25,000)	-	(13,621)	(13,365)

Proceeds from stock subscription receivable					25,000	-	-	25,000

Contributed services						15,000	-	15,000

Common stock issued for cash			615,000	615	-	60,885		61,500

Common stock to be issued in exchange for real
estate property			550,000	550	(55,000)	54,450	-	-

Net loss for the year ended December 31, 2012							(76,601)	(76,601)

Balance, December 31, 2012	-	$-	26,420,700	$26,421	$(55,000)	$130,335	$(90,222)	$11,534

See accompanying notes to the consolidated financial statements.

Winchester Holding Group and Subsidiaries
(A development stage company)
Consolidated Statements of Cash Flows

	For the Year Ended	For the Period from September 14, 2011 (Inception) through	For the Period from September 14, 2011 (Inception) through
	December 31, 2012	December 31, 2011	December 31, 2012

Cash Flows from Operating Activities
Net loss	$(76,601)	$(13,621)	$(90,222)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	36	-	36
Contributed services	15,000	-	15,000
Changes in operating assets and liabilities:
Common stock issued for legal services	-	256	256
Accrued expenses	5,120	-	5,120

Net Cash Used in Operating Activities	(56,445)	(13,365)	(69,810)

Cash Flows from Investing Activitites

Property purchase deposit	(1,000)	-	(1,000)
Purchase of real estate	(41,405)	-	(41,405)

Net cash flows provided by (used in) investing activities	(42,405)	-	(42,405)

Cash Flows from Financing Activities
Proceeds from mortgage note payable	39,300	-	39,300
Proceeds from note payable, related party	8,582	13,365	21,947
Proceeds from sales of stock for cash	61,500	-	61,500
Proceeds from stock subscription receivable from founder	25,000	-	25,000

Net Cash Provided by Financing Activities	134,382	13,365	147,747

Net Change in Cash	35,532	-	35,532

Cash - beginning of period	-	-	-

Cash - end of period	$35,532	$-	$35,532

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Stock subscription receivable	$55,000	$-	$55,000

 See accompanying notes to the consolidated financial statements.

Winchester Holding Group and Subsidiaries
 (A Development Stage Company)
December 31, 2012 and 2011
Notes to the Consolidated Financial Statements

Note 1 - Organization and operations

Winchester Holding Group, a development stage company, was incorporated on September 14, 2011 under the laws of the State of Nevada. Initial operations have included organization and incorporation, target market identification, marketing plans, capital formation and property acquisitions. A substantial portion of the Company’s activities has involved developing a business plan and establishing contacts and visibility in the marketplace. The Company has generated no revenues since inception.

We intend in the future to acquire through Winchester Holding Properties LLC, an Illinois limited liability company which is our wholly-owned subsidiary and its series of to-be formed sub-subsidiary LLC’s, each sub-subsidiary LLC to acquire each property, single and multi-family real estate and real estate related-assets in the greater Chicago metropolitan area (including Northern Indiana). As of December 31, 2012, one additional LLC subsidiary was formed. We anticipate that our initial focus will be on be on properties that qualify for the HUD Section 8 tenant-based Housing Choice Voucher (HCV) program that is funded by the federal government and administered by the Chicago Housing Authority (CHA). The Voucher Program allows eligible families to select housing in the private rental market and receive assistance in that housing unit. Rental housing has to meet the basic housing quality standards, but there is no fair market rent limitation on rent. Under this tenant-based assistance program, now known as the Housing Choice Voucher (HCV) program, an assisted family is required to pay at least 30 percent of adjusted income for rent.

Note 2 - Summary of significant accounting policies

Basis of Presentation

The accompanying consolidated financial statements for Winchester Holding Group have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S.”).

Principles of Consolidation

The consolidated financial statements include the accounts of Winchester Holdings Group and its wholly-owned subsidiary, Winchester Holding Properties, LLC. All significant inter-company balances and transactions have been eliminated in consolidation.

Development Stage Company

The Company is a development stage company as defined by section 810-10-20 of the FASB Accounting Standards Codification. The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have only recently commenced. All losses accumulated since inception have been considered as part of the Company’s development stage activities.

Winchester Holding Group and Subsidiaries
 (A Development Stage Company)
December 31, 2012 and 2011
Notes to the Consolidated Financial Statements

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

The Company’s significant estimates and assumptions include the fair value of financial instruments; the carrying value, recoverability and impairment, if any, of long-lived assets, including the values assigned to and the estimated useful life of real property; underlying assumptions to estimate the fair value of warrants and options; income tax rate, income tax provision, valuation of contributed services, deferred tax assets and the valuation allowance of deferred tax assets, and the assumption that the Company will continue as a going concern. Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the consolidated financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations are deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.

Fair Value of Financial Instrument and Fair Value Measurements

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

Winchester Holding Group and Subsidiaries
 (A Development Stage Company)
December 31, 2012 and 2011
Notes to the Consolidated Financial Statements

Concentrations

Concentration of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. On November 9, 2010, the FDIC issued a Final Rule implementing section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act that provides for unlimited insurance coverage of noninterest-bearing transaction accounts. Beginning December 31, 2010, through December 31, 2012, all non-interest-bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions. The unlimited insurance coverage is available to all depositors, including consumers, businesses, and governmental entities. This unlimited insurance coverage is separate from, and in addition to, the insurance coverage provided to a depositor’s other deposit accounts held at an FDIC-insured institution. A non-interest-bearing transaction account is a deposit account where interest is neither accrued nor paid; depositors are permitted to make an unlimited number of transfers and withdrawals; and the bank does not reserve the right to require advance notice of an intended withdrawal.

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through December 31, 2012. There were no balances in excess of FDIC insured levels as of December 31, 2012 and 2011.

Concentration in a geographic area

The Company operates in the Real Estate industry and the operations are concentrated in the Chicago Area.

Real Estate Investment

Real estate assets are stated at cost less accumulated depreciation. Depreciation is provided on a straight-line basis over the estimated useful lives of the asset.

We capitalize replacements and improvements, such as HVAC equipment, structural replacements, windows, appliances, flooring, carpeting and kitchen/bath replacements and renovations. Ordinary repairs and maintenance, such as unit cleaning, painting and appliance repairs, are expensed when incurred.

We allocate the purchase price of properties acquired to net tangible and identified intangible assets acquired based on their fair values. In making estimates of fair values for purposes of allocating purchase price, we utilize a number of sources, including analysis provided by an advisor, independent appraisals that may be obtained in connection with the acquisition or financing of the respective property, our own analysis of recently acquired and existing comparable properties in our portfolio and other market data.

Asset	Useful Life (in years)
Building	30 years
Land	Indefinite

Related parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Winchester Holding Group and Subsidiaries
 (A Development Stage Company)
December 31, 2012 and 2011
Notes to the Consolidated Financial Statements

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

Income taxes

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification.  Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the current enacted tax rates and laws.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

Winchester Holding Group and Subsidiaries
 (A Development Stage Company)
December 31, 2012 and 2011
Notes to the Consolidated Financial Statements

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

There were no potentially dilutive common shares outstanding for the period from September 14, 2011 (inception) through December 31, 2012.

Property Revenue Recognition

Our residential property leases are for terms of generally one year or less. Rental income is recognized on a straight-line basis over the term of the lease.

Rent concessions, including free rent incurred in connection with residential property leases, are amortized on a straight-line basis over the terms of the related leases (generally one year) and are charged as a reduction of rental revenue.

Recently issued accounting pronouncements

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Note 3 – Going concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

Winchester Holding Group and Subsidiaries
 (A Development Stage Company)
December 31, 2012 and 2011
Notes to the Consolidated Financial Statements

As reflected in the accompanying consolidated financial statements. The Company has a net loss and net cash used in operating activities of $76,601 and $56,445, respectively in 2012 and has an accumulated deficit of $90,222 at December 31, 2012 and is in the development state with no revenues. These matters raise substantial doubt about the Company's ability to continue as a going concern.

While the Company is attempting to commence operations and generate sufficient revenues, the Company’s cash position may not be sufficient enough to support the Company’s daily operations. Management intends to raise additional funds by way of a private or public offering or additional loans. Management believes that the actions presently being taken to further implement its business plan and generate sufficient revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate sufficient revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 4 – Real Estate Investment

Real Estate Investment consists of the following at December 31, 2012 and December 31, 2011:

	2012	2011
Real Estate Investment
Land	$7,867	$-
Building	33,538	-
Total	$41,405	$-

Less accumulated depreciation	(36)	(-)
Total Real Estate Investment, Net	$41,369	$-

As of December 31, 2012, real estate investment consisted of one single family residential property, which was not yet rented.

Depreciation expense for the years ended December 31, 2012 and 2011 totaled $36 and $0, respectively. (see note 5)

Note 5 - Mortgage Note Payable

On December 19, 2012 upon the purchase of a property from a seller in the Chicago area, the company issued a mortgage note payable to a third-party, unrelated to the seller, in the amount of $39,300. The note bears interest at 4% per annum and is due on February 1, 2014. Monthly payments of $397.89 started on February 1, 2013. The mortgage note is secured by a mortgage on the property. At maturity, the balloon payment will be due in full. (see note 4)

Winchester Holding Group and Subsidiaries
 (A Development Stage Company)
December 31, 2012 and 2011
Notes to the Consolidated Financial Statements

Note 6 – Stockholder’s Equity (Deficiency)

Shares authorized

Upon formation, the total number of shares of all classes of stock which the Company is authorized to issue is One Hundred Million (100,000,000) shares of Common Stock, par value $0.001 per share, and Ten Million (10,000,000) shares of Preferred Stock, par value $0.001 per share.

Common stock

On September 14, 2011, upon formation, the Company issued an aggregate of 25,000,000 shares of the newly formed corporation’s common stock to its Chief Executive Officer for a nominal value of $0.001 per share or $25,000 for cash, which was recorded as a subscription receivable at December 31, 2011 and received in March 2012.

On September 14, 2011, the Company agreed to issue 255,700 vested common shares for legal services. The shares were valued at $0.001 per share based on the sale price to the founder, resulting in a $256 expense.

From January 1 through May 3, 2012, the Company authorized the issuance of 315,000 shares of its common stock for cash at $0.10 per share for a total of $31,500.

On December 21, 2012, the Company authorized the issuance of 300,000 shares of its common stock for cash at $0.10 per share for a total of $30,000.

On December 21, 2012, the Company authorized the issuance of 550,000 shares of its common stock to be issued to acquire real estate property. The shares were valued at $0.10 per share based on recent cash stock sales by the company for a total of $55,000, which was recorded as stock subscription receivable. As of December 31, 2012 and the date of this report, the closing had not occurred.

Note 7 – Related party transactions

Note Payable

As of December 31, 2012, the Company owes a loan payable in the amount of $21,947 for expenses paid by a shareholder/officer on behalf of the Company. The loan is unsecured, non-interest bearing, and payable on demand, and was memorialized under a Funding Agreement made effective as of January 1, 2012.

Free office space

The Company has been provided office space by its Chief Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its consolidated financial statement.

In-Kind Contribution

The Company has been provided services by its Chief Executive Officer at no cash cost. $15,000 was recognized as the officer’s compensation expense and recorded as in-kind contribution to the Company. Management believes this estimate is reasonable.

Note 8 – Commitments

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

Winchester Holding Group and Subsidiaries
 (A Development Stage Company)
December 31, 2012 and 2011
Notes to the Consolidated Financial Statements

As of December 31, 2012, $30,000 was paid in cash and 255,700 common shares were issued to the Legal Consultant as agreed.

Note 9 - Income Taxes

The Company has incurred aggregate cumulative net operating losses of approximately $75,222 for income tax purposes as of December 31, 2012. The net operating loss carries forward for United States income taxes, which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, starting in 2031 through 2032. Management believes that the realization of the benefits from these losses appears not more than likely due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. Management will review this valuation allowance periodically and make adjustments as necessary.

The Company’s income tax expense (benefit) differs from the “expected” tax expense for Federal income tax purposes computed by applying a Federal corporate tax rate of 34% to loss before income taxes as follows:

	2012		2011

U.S. “expected” income tax	$	(26,044)	$	(4,631)
State tax rate		(2,781)		-
Tax rate difference		14,604		2,588
Non-deductible Compensation		2,250		-
Change in valuation allowance		11,971		2,043
Total Provision for income taxes		$-		$-

Winchester Holding Group and Subsidiaries
 (A Development Stage Company)
December 31, 2012 and 2011
Notes to the Consolidated Financial Statements

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2012 and 2011 are as follows:

	2012	2011
Deferred tax assets:
Net operating loss carry forward	$14,014	$2,043
Total gross deferred tax assets	14,014	2,043
Less valuation allowance	(14,014)	(2,043)
Net deferred tax assets	$-	$-

The valuation allowance at December 31, 2012 was $14,014. The change during 2012 was $11,971.

The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of December 31, 2012 and tax years 2012 and 2011 remain open for Internal Revenue Service audit. The Company has received no notice of audit from the Internal Revenue Service for any of the open tax years.

Note 10 – Subsequent Events

On March 7, 2013, the Company purchased another real estate property in the Chicago area from an unrelated third-party for the purchase costs of $47,388. This was a cash sale and paid by an affiliate of the Company which is owned by a shareholder/officer on behalf of the Company. The loan in the amount of $47,388 is unsecured, non-interest bearing, and payable on demand.

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosures

None

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer/Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2012. Based upon such evaluation, the Chief Executive Officer/Chief Financial Officer have concluded that, as of December 31, 2012, the Company’s disclosure controls and procedures were effective. This conclusion by the Company’s Chief Executive Officer/Chief Financial Officer does not relate to reporting periods after December 31, 2012.

Management’s Report on Internal Control Over Financial Reporting

As we are a Section 15(d) reporting company and this is our first 10-K since our registration statement was declared effective, as noted in the registration statement, this assessment is not required until our 10-K for the fiscal year ending December 31, 2013.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2012, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The board of directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year, and until his or her successor is elected and qualified, or until his earlier resignation or removal. Our directors and executive officers are as follows:

Name	Age	Position

Thomas O’Connor	44	President, CEO and Director

Mr. O’Connor joined us as President and Director upon formation in September 2011. From December 2004 to date he has been manager and owner of Kingdom Management Company, an affiliate in the business of owning and managing Section 8 HCV Program properties in Chicago. As all his new real estate activities will be conducted in our company and not Kingdom Management Company, he will spend a minimal amount of his time, less than 10%, on the business of Kingdom Management Company as he does not anticipate that this will detract from our ability to implement our business plan. From August 2001 to November 2008, he was president of Kerrygold Builders and Developers Building and Framing Contractor. As a member of the board, Mr. O’Connor contributes significant real estate industry-specific experience and expertise, including that dealing with the Section 8 HCV Program in the Chicago area, to our business.

Family Relationships

None.

Legal Proceedings

No officer, director, or persons nominated for such positions, promoter or significant employee has been involved in the last ten years in any of the following:

·	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time,

·	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses),

·
Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities,

·
Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

·
Having any government agency, administrative agency, or administrative court impose an administrative finding, order, decree, or sanction against them as a result of their involvement in any type of business, securities, or banking activity.

·	Being the subject of a pending administrative proceeding related to their involvement in any type of business, securities, or banking activity.

·	Having any administrative proceeding been threatened against you related to their involvement in any type of business, securities, or banking activity.

Board Committees

We have no audit, compensation or nominating committees and do not intend to have any such committees in the near future if and for so long as our stock trades on the OTC Bulletin Board.

Code of Ethics

We do not currently have a Code of Ethics applicable to our principal executive, financial or accounting officer.

Section 16(a) Beneficial Ownership Reporting Compliance

We are not subject to the requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended.

Item 11. Executive Compensation

Employment Arrangements

We have an oral agreement with our President, Mr. O’Connor, that he will receive an annual salary of $60,000 per year. However, we will not start paying him or accruing such amounts until we have sufficient positive cash flow to pay all of our operating expenses prior to paying this salary.

The Company has been provided services by its Chief Executive Officer at no cash cost. $15,000 was recognized as the officer’s compensation expense and recorded as in-kind contribution to the Company. Management believes this estimate is reasonable.

No salary or any other compensation to Mr. O’Connor is being accrued.

Board of Directors

We have no compensation arrangements (such as fees for retainer, committee service, service as chairman of the board or a committee, and meeting attendance) with directors.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth the ownership, as of the date of this prospectus, of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, our directors, and our executive officers and directors as a group. To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are not any pending or anticipated arrangements that may cause a change in control.

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable community property laws, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown. The business address of the shareholders is 10540 S. Western Ave. Suite 313, Chicago, Il. 60643.

Name of Officers	Number of Shares of Common Stock	Percentage

Thomas O’Connor	25,200,000	95.4%

All officers and directors as a group [1 person]	25,200,000	95.4%

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as set forth above, applicable percentages are based upon 26,420,700 shares of common stock outstanding as of December 31, 2012.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On the date of our inception, we issued 25,000,000 shares of our common stock, $.001 par value, to Thomas O’Connor our officer and director for $25,000 subscription receivable, received in March 2012, at a price of $.001 per share, the par value .

On December 21, 2012, we issued 200,000 shares of our common stock, $.001 par value, to Thomas O’Connor our officer and director for $20,000, received in December 2012, at a price of $.10 per share.

As of December 31, 2012, the Company owes a loan payable in the amount of $21,947 for expenses paid by Thomas O’Connor on behalf of the Company. The loan is unsecured, non-interest bearing, and payable on demand, and was memorialized under a Funding Agreement made effective as of January 1, 2012.

We have acquired the following property in connection with financing provided by Kingdom Management Company, an affiliate of Mr. O’Connor:

8710 S. Union Ave., Chicago, Illinois 60620.

●	Acquired March 7, 2013
●	Description: 3 Bedroom, 1 Bathroom, Living room, Eat-In Kitchen, unfinished basement.
●	Status: Vacant at time of purchase and as of the date of this report. To be qualified as Section 8 property. Anticipate lease commencing mid April with monthly rent of $1,200.
●
Mortgage: Purchase price advanced by Kingdom Management Company, an affiliate of Mr. O’Connor. The loan is oral, in the amount of $47,388 is unsecured, non-interest bearing, and payable on demand. It is anticipated that the Company and the subsidiary owner will grant Kingdom Management Company a mortgage in the amount advanced with interest at 4%.

●	Seller: Deutsche Bank National Trust
●	Purchase Price: $45,000
●	Purchased by Winchester Holding Properties LLC Series 8710 S. Union Ave., a subsidiary of the Company

We do not intend to acquire additional similar properties owned by Thomas O’Connor or his affiliates at this time due to the difficulties in securing the required audits of these properties.

Our properties will be managed by Kingdom Management Company, an affiliate. Initially Kingdom will not charge for this service as its principal, Thomas O’Connor will receive a salary from us as described in this registration statement. However, assuming that we have sufficient positive cash flow in the future, Kingdom Management Company may be paid for these services based upon a comparable amount charged by unaffiliated companies providing the same services in the Chicago IL area.

Our officer and director, Thomas O’Connor, President and CEO, may be deemed promoter of our company. We believe that all related party transactions were on terms at least as favorable as we would have secured in arm’s-length transactions with third parties. Except as set forth above, we have not entered into any material transactions with any director, executive officer, and promoter, beneficial owner of five percent or more of our common stock, or family members of such persons.

Director Independence

Our board of directors has determined that we do not have a board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

POLICIES WITH RESPECT TO CERTAIN TRANSACTIONS

Our policy with respect to officers or directors concerning certain transactions is as follows:

If we acquire properties owned by Thomas O’Connor or his affiliates, our acquisition policy on these acquisitions is the purchase price will be based upon assumption of the existing mortgages, as in our current planned acquisitions. We do not intend to acquire properties owned by Thomas O’Connor or his affiliates at this time due to the difficulties in securing the required audits of these properties.

Our properties will be managed by Kingdom Management Company, an affiliate. Initially Kingdom will not charge for this service as its principal, Thomas O’Connor will receive a salary from us as described in this registration statement. However, assuming that we have sufficient positive cash flow in the future, Kingdom Management Company may be paid for these services based upon a comparable amount charged by unaffiliated companies providing the same services in the Chicago IL area.

It is also possible that we may acquire properties through one or more joint ventures in order to increase our purchasing power and diversify our portfolio of properties in terms of geographic region, property type and tenant industry group. Increased portfolio diversification reduces the risk to investors as compared to a program with less diversified investments. Our joint ventures may be with affiliates or with non-affiliated third parties. In any joint venture with an affiliate, the cost of our investment must be supported by a current appraisal of the asset. Generally, we will only enter into a joint venture in which we will approve major decisions of the joint venture. If we do enter into joint ventures, we may assume liabilities related to a joint venture that exceed the percentage of our investment in the joint venture.

Except for activities in Kingdom Management Group, no officer or director may engage for their own account in business activities of the types conducted or to be conducted by us except as set forth below. All future real estate business activities of management not related to the 16 existing properties currently owned and managed by management and its affiliates, including property acquisition, must be conducted through us and not through Kingdom, except as follows: An affiliate may initially acquire a property if it will facilitate securing financing provided such property will be sold to us pursuant to the guidelines above as soon as practical.

Item 14. Principal Accountant Fees and Services

The Company's board of directors reviews and approves audit and permissible non-audit services performed by its independent registered public accounting firm, as well as the fees charged for such services. In its review of non-audit service and its appointment of Salberg & Company, P.A. as our independent registered public accounting firm, the board considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by Salberg & Company, P.A. in 2012 and 2011 were approved by the board of directors. The following table shows the fees for the years ended December 31, 2012 and 2011:

	2012	2011

Audit Fees	$28,000	$10,500
Audit Related Fees	3,000	-
Tax Fees	-	-
All Other Fees	-	-
Total	$31,000	$10,500

As defined by the SEC, (i) "audit fees" are fees for professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-Q, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years; (ii) "audit-related fees" are fees for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "audit fees;" (iii) "tax fees" are fees for professional services rendered by our principal accountant for tax compliance, tax advice, and tax planning; and (iv) "all other fees" are fees for products and services provided by our principal accountant, other than the services reported under "audit fees," "audit-related fees," and "tax fees.

Item 15. Exhibits

Exhibit No.	Document Description

10.1	Acquisition Contract Vincennes Ave

10.2	Mortgage Vincennes Ave

10.3	Balloon Rider Vincennes Ave

10.4	Note Vincennes Ave

10.5	Acquisition Contract Union Ave

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized,

WINCHESTER HOLDING GROUP

April 5, 2013	By:	/s/ Thomas O’Connor
Thomas O’Connor,
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated

SIGNATURE	NAME	TITLE	DATE

/s/ Thomas O’Connor	Thomas O’Connor	Chief Executive Officer, Principal Financial Officer,	April 5, 2013
Principal Accounting Officer, Director

EXHIBIT INDEX

Exhibit No.	Document Description

10.1	Acquisition Contract Vincennes Ave

10.2	Mortgage Vincennes Ave

10.3	Balloon Rider Vincennes Ave

10.4	Note Vincennes Ave

10.5	Acquisition Contract Union Ave

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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