Form 10-Q
period 2013-03-31
Winchester Holding Group
filed 2013-05-15
CIK 1531764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______ to _______

Winchester Holding Group
(Exact Name of Registrant as specified in its charter)

Nevada	6552	45-3445761
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	IRS I.D.

10540 S. Western Av Suite #313 Chicago, IL	60643
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number:  708 774-8167.

SEC File No.:  333-181216

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

As of May 15, 2013 there were 26,420,700 shares issued and outstanding of the registrant’s common stock.

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

Winchester Holding Group and Subsidiaries
(A Development Stage Company)
March 31, 2013
Index to Consolidated Financial Statements

Contents	Page(s)

Consolidated Balance Sheets as of March 31, 2013 (unaudited) and December 31, 2012	F-1

Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012 and for the period from September 14, 2011 (Inception) through March 31, 2013 (unaudited)	F-2

Consolidated Statement of changes in Stockholder’s Equity (Deficiency) for the Period from September 14, 2011 (Inception) through March 31, 2013 (unaudited)	F-3

Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012 and for the period from September 14, 2011 (Inception) through March 31, 2013 (unaudited)	F-4

Notes to the Unaudited Consolidated Financial Statements	F-5

Winchester Holding Group and Subsidiaries
(A development stage company)
Consolidated Balance Sheets

	March 31, 2013	December 31, 2012
	(unaudited)
Assets
Current Assets
Cash	$13,585	$35,532
Prepaid expenses	5,594	-
Property purchase deposit	-	1,000

Total current assets	19,179	36,532

Real Estate Investment, net	88,382	41,369

Total Assets	$107,561	$77,901

Liabilities and Stockholders' Equity (Deficiency)
Current Liabilities
Accrued expenses	$18,276	$5,120
Mortgage note payable, current portion	38,773	2,985
Note payable - related party	66,408	21,947

Total current liabilities	123,457	30,052

Mortgage note payable	-	36,315

Total liabilities	123,457	66,367

Commitments (Note 8)

Stockholders' Equity (Deficiency)
Preferred stock: $0.001 par value; 10,000,000 shares authorized;
none issued or outstanding	-	-
Common stock: $0.001 par value; 100,000,000 shares authorized;
26,420,700 and 26,420,700 shares issued and outstanding, respectively	26,421	26,421
Stock subscription receivable	(55,000)	(55,000)
Additional paid-in capital	154,335	130,335
Deficit accumulated during the development stage	(141,652)	(90,222)

Total Stockholders' Equity (Deficiency)	(15,896)	11,534

Total Liabilities and Stockholders' Equity (Deficiency)	$107,561	$77,901

See accompanying unaudited notes to the unaudited consolidated financial statements.

Winchester Holding Group and Subsidiaries
(A development stage company)
Consolidated Statements of Operations

	For the three months Ended	For the three months Ended	For the Period from September 14, 2011 (Inception) through
	March 31, 2013	March 31, 2012	March 31, 2013
	(unaudited)	(unaudited)	(unaudited)

Revenue	$-	$-	$-

Operating Expenses
Professional fees	18,786	7,082	81,973
Officer's compensation	24,000	-	39,000
Legal fees - stock compensation	-	-	256
General and administrative	9,104	1,500	20,883

Total operating expenses	51,890	8,582	142,112

Loss from Operations	(51,890)	(8,582)	(142,112)

Other (Income) Expense
Other income	(460)	-	(460)

Total other (income) expense	(460)	-	(460)

Loss before Income Taxes	(51,430)	(8,582)	(141,652)

Income Tax Provision	-	-	-

Net Loss	$(51,430)	$(8,582)	$(141,652)

Net loss per common share
- Basic and Diluted	$(0.00)	$(0.00)	$(0.01)

Weighted average common shares outstanding
- Basic and Diluted	26,420,700	25,255,700	25,640,407

See accompanying unaudited notes to the unaudited consolidated financial statements.

Winchester Holding Group and Subsidiaries
( A Development Stage Company)
Consolidated Statement of Changes in Stockholders' Equity (Deficiency)
For the Period from September 14, 2011 (Inception) through March 31, 2013
(unaudited)

							Deficit Accumulated	Total
	Preferred Stock		Common Stock			Additional	during the	Stockholders'
	Number of		Number of		Subscription	Paid-in	Development	Equity
	Shares	Amount	Shares	Amount	Receivable	Capital	Stage	(Deficiency)

September 14, 2011 (Inception)	-	$-	-	$-	$-	$-	$-	$-

Shares issued to founder for cash	-	-	25,000,000	25,000	(25,000)	-	-	-

Shares issued for legal services	-	-	255,700	256	-	-	-	256

Net loss for the period from September 14, 2011
(inception) through December 31, 2011	-	-	-	-	-	-	(13,621)	(13,621)

Balance, December 31, 2011	-	-	25,255,700	25,256	(25,000)	-	(13,621)	(13,365)

Proceeds from stock subscription receivable	-	-	-	-	25,000	-	-	25,000

Contributed services	-	-	-	-	-	15,000	-	15,000

Common stock issued for cash	-	-	615,000	615	-	60,885	-	61,500

Common stock to be issued in exchange for real
estate property	-	-	550,000	550	(55,000)	54,450	-	-

Net loss for the year ended December 31, 2012	-	-	-	-	-	-	(76,601)	(76,601)

Balance, December 31, 2012	-	-	26,420,700	26,421	(55,000)	$130,335	(90,222)	11,534

Contributed services	-	-	-	-	-	24,000	-	24,000

Net loss for three months ended March 31, 2013	-	-	-	-	-	-	(51,430)	(51,430)

Balance, March 31, 2013	-	$-	26,420,700	$26,421	$(55,000)	$154,335	$(141,652)	$(15,896)

See accompanying unaudited notes to the unaudited consolidated financial statements.

Winchester Holding Group and Subsidiaries
(A development stage company)
Consolidated Statements of Cash Flows

	For the three months Ended	For the three months Ended	For the Period from September 14, 2011 (Inception) through
	March 31, 2013	March 31, 2012	March 31, 2013
	(unaudited)	(unaudited)	(unaudited)

Cash Flows from Operating Activities
Net loss	$(51,430)	$(8,582)	$(141,652)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	375	-	411
Contributed services	24,000	-	39,000
Changes in operating assets and liabilities:
Common stock issued for legal services	-	-	256
Prepaid expenses	(5,594)	-	(5,594)
Accrued expenses	13,156	-	18,276

Net Cash Used in Operating Activities	(19,493)	(8,582)	(89,303)

Cash Flows from Investing Activitites

Property purchase deposit	1,000	-	-
Purchase of real estate	(47,388)	-	(88,793)

Net Cash Used in Investing Activities	(46,388)	-	(88,793)

Cash Flows from Financing Activities
Payments made to mortgage note payable	(527)	-	(527)
Proceeds from mortgage note payable	-	-	39,300
Proceeds from note payable, related party	44,461	8,582	66,408
Proceeds from sales of stock for cash	-	29,500	61,500
Proceeds from stock subscription receivable from founder	-	25,000	25,000

Net Cash Provided by Financing Activities	43,934	63,082	191,681

Net Change in Cash	(21,947)	54,500	13,585

Cash - beginning of period	35,532	-	-

Cash - end of period	$13,585	$54,500	$13,585

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Stock subscription receivable	$-	$-	$55,000

See accompanying unaudited notes to the unaudited consolidated financial statements.

Winchester Holding Group and Subsidiaries
(A Development Stage Company)
March 31, 2013
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

Note 2 - Summary of significant accounting policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto contained in the information filed as part of the Company’s 2012 Form 10-K, which was filed on April 5, 2013.

Principles of Consolidation

The consolidated financial statements include the accounts of Winchester Holdings Group and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

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
March 31, 2013
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

Winchester Holding Group and Subsidiaries
(A Development Stage Company)
March 31, 2013
Notes to the Consolidated Financial Statements
(unaudited)

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

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through March 31, 2013. There were no balances in excess of FDIC insured levels as of March 31, 2013.

Concentration in a geographic area

The Company operates in the Real Estate industry and the operations are concentrated in the greater Chicago metropolitan area.

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

Winchester Holding Group and Subsidiaries
(A Development Stage Company)
March 31, 2013
Notes to the Consolidated Financial Statements
(unaudited)

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

Commitment and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the unaudited consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s unaudited consolidated financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s unaudited consolidated financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

Winchester Holding Group and Subsidiaries
(A Development Stage Company)
March 31, 2013
Notes to the Consolidated Financial Statements
(unaudited)

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

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying unaudited consolidated balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its unaudited consolidated balance sheets and provides valuation allowances as management deems necessary.

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

There were no potentially dilutive common shares outstanding for the period from September 14, 2011 (inception) through March 31, 2013.

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

Winchester Holding Group and Subsidiaries
(A Development Stage Company)
March 31, 2013
Notes to the Consolidated Financial Statements
(unaudited)

Note 3 - Going concern

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

As reflected in the accompanying unaudited consolidated financial statements. The Company has a net loss and net cash used in operating activities of $51,430 and $19,493, respectively in 2013 and has a stockholders’ deficit and accumulated deficit of $15,896 and $141,652, respectively at March 31, 2013 and is in the development stage with no revenues. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 4 - Real Estate Investment

Real Estate Investment consists of the following at March 31, 2013 and December 31, 2012:

	2013	2012
Real Estate Investment
Land	$17,818	$7,867
Building	70,975	33,538

Total	$88,793	$41,405

Less accumulated depreciation	(411)	(36)
Total Real Estate Investment, Net	$88,382	$41,369

As of March 31, 2013, real estate investment consisted of two single family residential properties, which were not yet rented.

Depreciation expense for the year ended December 31, 2012 totaled $36. Depreciation expense for the three months ended March 31, 2013 and 2012 totaled $375 and $0, respectively. (see note 5)

Winchester Holding Group and Subsidiaries
(A Development Stage Company)
March 31, 2013
Notes to the Consolidated Financial Statements
(unaudited)

Note 5 - Mortgage Note Payable

On December 19, 2012 upon the purchase of a property from a seller in the Chicago area, the company issued a mortgage note payable to a third-party, unrelated to the seller, in the amount of $39,300. The note bears interest at 4% per annum and is due on February 1, 2014. Monthly payments of $397.89 started on February 1, 2013. The mortgage note is secured by a mortgage on the property. At maturity, the balloon payment will be due in full. (see note 4) The remaining principal balance as of March 31, 2013 is $38,773.

Note 6 - Stockholder’s Equity (Deficiency)

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

On December 21, 2012, the Company authorized the issuance of 550,000 shares of its common stock to be issued to acquire real estate property. The shares were valued at $0.10 per share based on recent cash stock sales by the company for a total of $55,000, which was recorded as stock subscription receivable. As of March 31, 2013 and the date of this report, the closing had not occurred.

Note 7 – Related party transactions

Note Payable

On March 7, 2013, the Company purchased another real estate property in the Chicago area from an unrelated third-party for the purchase costs of $47,388. This was a cash sale and paid by a shareholder/officer on behalf of the Company. As of March 31, 2013, the Company owes a loan payable in the amount of $66,408, which includes $44,461 related to the property acquired and $21,647 for expenses paid by a shareholder/officer on behalf of the Company. The loan is unsecured, non-interest bearing, and payable on demand, and was memorialized under a Funding Agreement made effective as of January 1, 2012.

Winchester Holding Group and Subsidiaries
(A Development Stage Company)
March 31, 2013
Notes to the Consolidated Financial Statements
(unaudited)

Free office space

The Company has been provided office space by its Chief Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its unaudited consolidated financial statement.

In-Kind Contribution

The Company has been provided services by its Chief Executive Officer at no cash cost. For the three months ended March 31, 2013, $24,000 was recognized as the officer’s compensation expense and recorded as in-kind contribution to the Company. Management believes this estimate is reasonable.

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

We have acquired the following properties:

9324 S. Vincennes, Chicago, Illinois 60620.

●	Acquired December 19, 2012
●	Description: 3 Bedroom, 1 Bathroom, Living room, Eat-In Kitchen, unfinished basement.
●	Non section 8 property. Lease commenced in April with monthly rent of $1,100.
●	Mortgage: $39,300 @ 4% interest per annum amortized over 30 years with a balloon payment due February 1, 2014, payment per month principal & interest is $397.89
●	Seller: Estate of Calvin Ross, a non-affiliate
●	Purchase Price: $40,000
●	Purchased by Winchester Holding Properties LLC Series 9324 S. Vincennes, a subsidiary of the Company

8710 S. Union Ave., Chicago, Illinois 60620.

●	Acquired March 7, 2013
●	Description: 3 Bedroom, 1 Bathroom, Living room, Eat-In Kitchen, unfinished basement.
●	Status: Lease commenced April 24, 2013 with monthly rent of $1,100.
●
Mortgage: Purchase price advanced by Kingdom Management Company, an affiliate of Mr. O’Connor. The loan is oral, in the amount of $44,460 is unsecured, non-interest bearing, and payable on demand. It is anticipated that the Company and the subsidiary owner will grant Kingdom Management Company a mortgage in the amount advanced with interest at 4%.

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

Results of Operations

For the three months ended March 31, 2013 versus the three months ended March 31, 2012, we had no revenues in either period.   Our expenses were $51,890 for the three months ended March 31, 2013 versus $8,582 for the three months ended March 31, 2012.  These expenses consisted primarily of $18,786 in professional fees, $24,000 in officer’s compensation, and $9,104 in general and administrative expenses for the three months ended March 31, 2013 versus $7,082 in professional fees and $1,500 in general and administrative expenses for the three months ended March 31, 2012.  The increase is primarily the result of additional time as well as additional expenses associated with the Company’s regulatory filings and the value of the officer’s contributed services in the period ended March 31, 2013 versus March 31, 2012.

Liquidity and Capital Resources

We have minimal assets, equity and working capital in the Company.  We are currently seeking financing in the form of debt or equity capital for our operations and for capital to acquire real estate assets.   There is no guarantee that we will raise this capital in which case we will be unable to implement our business plan.  Further, there is no guarantee that the real estate acquisitions, if any, will generate positive cash flows from operations. For the period from September 14, 2011 (inception) to March 31, 2013, we have negative cash flows from operations of $89,303. We will continue to have negative cash flows from operations unless we are successful at implementing our business plan. There can be no assurance that our cash flows from operations will ever become positive.

We anticipate offering costs of approximately $60,000 and ongoing SEC reporting costs of $75,000 annually.  A Funding Agreement for these costs was made as of January 1, 2012 by and between Thomas O’Connor ("Lender") and Winchester Holding Group, a Nevada company ("Company"), which provides as follows:

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

There is no dollar limit to the amount Mr. O’Connor has agreed to provide under the Funding Agreement.  As of March 31, 2013, Mr. O’Connor has provided $66,408, which includes $44,461 related to the property acquired and $21,947 for expenses paid on behalf of the Company.

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

Our independent registered public accounting firm has raised substantial doubt as to our ability to continue as a going concern in their report dated April 5, 2003 in the audited consolidated financial statements contained in our annual report filed on Form 10-K for the fiscal year ended December 31, 2012.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at March 31, 2013 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Financial Officer. Based upon that evaluation, our Chief Executive Officer/Financial Officer concluded that, at March 31, 2013, our disclosure controls and procedures are effective.

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

(a)    Unregistered Sales of Equity Securities.

The Registrant did not sell any unregistered securities during the three months ended March 31, 2013.

(b)    Use of Proceeds.

The Registrant did not sell any unregistered securities during the three months ended March 31, 2013.

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

Winchester Holding Group, a Nevada corporation

Title	Name	Date	Signature

Principal Executive Officer	Thomas O’Connor	May 15, 2013	/s/ Thomas O’Connor

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Thomas O’Connor	Thomas O’Connor	Principal Executive Officer and Director	May 15, 2013
Principal Financial Officer and Principal
Accounting Officer

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1*	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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