Form 10-Q
period 2013-06-30
Winchester Holding Group
filed 2013-08-19
CIK 1531764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Registrant’s telephone number: 708-774-8167

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

As of August 19, 2013, there were 26,420,700 shares issued and outstanding of the registrant’s common stock.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Winchester Holding Group and Subsidiaries

(A Development Stage Company)

June 30, 2013

Index to Consolidated Financial Statements

Contents	Page(s)

Consolidated Balance Sheets as of June 30, 2013 (unaudited) and December 31, 2012	F-1

Consolidated Statements of Operations for the six and three months ended June 30, 2013 and 2012 and for the period from September 14, 2011 (Inception) through June 30, 2013 (unaudited)	F-2

Consolidated Statement of Changes in Stockholder’s Equity (Deficiency) for the Period from September 14, 2011 (Inception) through June 30, 2013 (unaudited)	F-4

Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012 and for the period from September 14, 2011 (Inception) through June 30, 2013 (unaudited)	F-5

Notes to the Unaudited Consolidated Financial Statements	F-6

Winchester Holding Group and Subsidiaries
(A development stage company)
Consolidated Balance Sheets

	June 30, 2013	December 31, 2012
	(unaudited)

Assets
Current Assets
Cash	$5,908	$35,532
Accounts Receivable	167	-
Prepaid expenses	556	-
Property purchase deposit	-	1,000

Total current assets	6,631	36,532

Real Estate Investment, net	90,432	41,369

Total Assets	$97,063	$77,901

Liabilities and Stockholders' Equity (Deficiency)
Current Liabilities
Accrued expenses	$23,745	$5,120
Deferred Revenue	756	-
Mortgage note payable, current portion	38,505	2,985
Note payable - related party	67,800	21,947

Total current liabilities	130,806	30,052

Mortgage note payable	-	36,315

Total liabilities	130,806	66,367

Commitments (Note 8)

Stockholders' Equity (Deficiency)
Preferred stock: $0.001 par value; 10,000,000 shares authorized;
none issued or outstanding	-	-
Common stock: $0.001 par value; 100,000,000 shares authorized;
26,420,700 and 26,420,700 shares issued and outstanding, respectively	26,421	26,421
Stock subscription receivable	(55,000)	(55,000)
Additional paid-in capital	178,335	130,335
Deficit accumulated during the development stage	(183,499)	(90,222)

Total Stockholders' Equity (Deficiency)	(33,743)	11,534

Total Liabilities and Stockholders' Equity (Deficiency)	$97,063	$77,901

See accompanying unaudited notes to the unaudited consolidated financial statements.

Winchester Holding Group and Subsidiaries
(A development stage company)
Consolidated Statements of Operations

	For the six months Ended June 30, 2013	For the six months Ended June 30, 2012	For the Period from September 14, 2011 (Inception) through June 30, 2013
	(unaudited)	(unaudited)	(unaudited)

Revenue	$5,755	$-	$5,755

Operating Expenses
Professional fees	33,940	25,859	97,127
Officer's compensation	48,000	-	63,000
Legal fees - stock compensation	-	-	256
General and administrative	17,552	1,610	29,331

Total operating expenses	99,492	27,469	189,714

Loss from Operations	(93,737)	(27,469)	(183,959)

Other (Income) Expense
Other income	(460)	-	(460)

Total other (income) expense	(460)	-	(460)

Loss before Income Taxes	(93,277)	(27,469)	(183,499)

Income Tax Provision	-	-	-

Net Loss	$(93,277)	$(27,469)	$(183,499)

Net loss per common share
- Basic and Diluted	$(0.00)	$(0.00)	$(0.01)

Weighted average common shares outstanding
- Basic and Diluted	26,420,700	25,506,644	25,748,816

 See accompanying unaudited notes to the unaudited consolidated financial statements.

Winchester Holding Group and Subsidiaries
(A development stage company)
Consolidated Statements of Operations

	For the three months	For the three months
	Ended	Ended
	June 30, 2013	June 30, 2012
	(unaudited)	(unaudited)

Revenue	$5,755	$-

Operating Expenses
Professional fees	15,154	18,777
Officer's compensation	24,000	-
Legal fees - stock compensation	-	-
General and administrative	8,448	110

Total operating expenses	47,602	18,887

Loss from Operations	(41,847)	(18,887)

Income Tax Provision	-	-

Net Loss	$(41,847)	$(18,887)

Net loss per common share
- Basic and Diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding
- Basic and Diluted	26,420,700	25,564,767

See accompanying unaudited notes to the unaudited consolidated financial statements.

Winchester Holding Group and Subsidiaries
( A Development Stage Company)
Consolidated Statement of Changes in Stockholders' Equity (Deficiency)
For the Period from September 14, 2011 (Inception) through June 30, 2013
(unaudited)

	Preferred Stock		Common Stock			Additional	Deficit Accumulated during the	Total Stockholders'
	Number of Shares	Amount	Number of Shares	Amount	Subscription Receivable	Paid-in Capital	Development Stage	Equity (Deficiency)

September 14, 2011 (Inception)	-	$-	-	$-	$-	$-	$-	$-

Shares issued to founder for cash	-	-	25,000,000	25,000	(25,000)	-	-	-

Shares issued for legal services	-	-	255,700	256	-	-	-	256

Net loss for the period from September 14, 2011
(inception) through December 31, 2011	-	-	-	-	-	-	(13,621)	(13,621)

Balance, December 31, 2011	-	-	25,255,700	25,256	(25,000)	-	(13,621)	(13,365)

Proceeds from stock subscription receivable	-	-	-	-	25,000	-	-	25,000

Contributed services	-	-	-	-	-	15,000	-	15,000

Common stock issued for cash	-	-	615,000	615	-	60,885	-	61,500

Common stock to be issued in exchange for real
estate property	-	-	550,000	550	(55,000)	54,450	-	-

Net loss for the year ended December 31, 2012	-	-	-	-	-	-	(76,601)	(76,601)

Balance, December 31, 2012	-	-	26,420,700	26,421	(55,000)	$130,335	(90,222)	11,534

Contributed services	-	-	-	-	-	48,000	-	48,000

Net loss for six months ended June 30, 2013	-	-	-	-	-	-	(93,277)	(93,277)

Balance, June 30, 2013	-	$-	26,420,700	$26,421	$(55,000)	$178,335	$(183,499)	$(33,743)

See accompanying unaudited notes to the unaudited consolidated financial statements.

Winchester Holding Group and Subsidiaries
(A development stage company)
Consolidated Statements of Cash Flows

	For the six months Ended	For the six months Ended	For the Period from September 14, 2011 (Inception) through
	June 30, 2013	June 30, 2012	June 30, 2013
	(unaudited)	(unaudited)	(unaudited)

Cash Flows from Operating Activities
Net loss	$(93,277)	$(27,469)	$(183,499)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	1,075	-	1,111
Contributed services	48,000	-	63,000
Changes in operating assets and liabilities:
Common stock issued for legal services	-	-	256
Accounts receivable	(167)	-	(167)
Prepaid expenses	(556)	-	(556)
Accrued expenses	18,625	3,100	23,745
Deferred Revenue	756	-	756

Net Cash Used in Operating Activities	(25,544)	(24,369)	(95,354)

Cash Flows from Investing Activitites

Property purchase deposit	-	-	(1,000)
Purchase of real estate	(46,388)	-	(87,793)
Leasehold Expenditures	(2,750)	-	(2,750)

Net Cash Used in Investing Activities	(49,138)	-	(91,543)

Cash Flows from Financing Activities
Payments made to mortgage note payable	(795)	-	(795)
Proceeds from mortgage note payable	-	-	39,300
Proceeds from note payable, related party	45,853	8,582	67,800
Proceeds from sales of stock for cash	-	31,500	61,500
Proceeds from stock subscription receivable from founder	-	25,000	25,000
Due to investor	-	500	-

Net Cash Provided by Financing Activities	45,058	65,582	192,805

Net Change in Cash	(29,624)	41,213	5,908

Cash - beginning of period	35,532	-	-

Cash - end of period	$5,908	$41,213	$5,908

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$390	$-	$390
Income taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Stock subscription receivable	$-	$-	$55,000
Property purchase deposit reclassified to real estate investments	$1,000	$-	$1,000

 See accompanying unaudited notes to the unaudited consolidated financial statements.

Winchester Holding Group and Subsidiaries
 (A Development Stage Company)
June 30, 2013
Notes to the Consolidated Financial Statements
(unaudited)

Note 1 – Organization and operations

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

Note 2 – Summary of significant accounting policies

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
June 30, 2013
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

Winchester Holding Group and Subsidiaries
 (A Development Stage Company)
June 30, 2013
Notes to the Consolidated Financial Statements
(unaudited)

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

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through June 30, 2013. There were no balances in excess of FDIC insured levels as of June 30, 2013.

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

Asset	Useful Life (in years)
Building	30 years
Land	Indefinite
Leasehold Improvements	15 years

Winchester Holding Group and Subsidiaries
 (A Development Stage Company)
June 30, 2013
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
June 30, 2013
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

There were no potentially dilutive common shares outstanding for the period from September 14, 2011 (inception) through June 30, 2013.

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

Deferred Revenue

Some of the rental payments have been prepaid by tenants, but not earned yet by the Company. Such revenue is initially recorded as a deferred liability and is recognized as revenue once earned. As of June 30, 2013 and 2012, the Company had $756 and $0, respectively, in deferred revenue.

Winchester Holding Group and Subsidiaries
 (A Development Stage Company)
June 30, 2013
Notes to the Consolidated Financial Statements
(unaudited)

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

As reflected in the accompanying unaudited consolidated financial statements. The Company has a net loss and net cash used in operating activities of $93,277 and $25,544, respectively in 2013 and has a stockholders’ deficit and accumulated deficit of $33,743 and $183,499, respectively at June 30, 2013 and is in the development stage with no revenues. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 4 – Real Estate Investment

Real Estate Investment consists of the following at June 30, 2013 and December 31, 2012:

	2013	2012
Real Estate Investment
Land	$17,818	$7,867
Building	70,975	33,538
Leasehold Improvements	2,750	-
Total	$91,543	$41,405
Less accumulated depreciation	(1,111)	(36)
Total Real Estate Investment, Net	$90,432	$41,369

As of June 30, 2013, real estate investment consisted of two single family residential properties, both of which were rented. The Company recorded revenues of $5,755 for the three and six months ended June 30, 2013.

Winchester Holding Group and Subsidiaries
 (A Development Stage Company)
June 30, 2013
Notes to the Consolidated Financial Statements
(unaudited)

Depreciation expense for the year ended December 31, 2012 totaled $36. Depreciation expense for the six months ended June 30, 2013 and 2012 totaled $1,075 and $0, respectively. (See note 5)

Note 5 – Mortgage Note Payable

On December 19, 2012 upon the purchase of a property from a seller in the Chicago area, the company issued a mortgage note payable to a third-party, unrelated to the seller, in the amount of $39,300. The note bears interest at 4% per annum and is due on February 1, 2014. Monthly payments of $397.89 started on February 1, 2013. The mortgage note is secured by a mortgage on the property. At maturity, the balloon payment will be due in full. (see note 4) The remaining principal balance as of June 30, 2013 is $38,505.

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

On December 21, 2012, the Company authorized the issuance of 550,000 shares of its common stock to be issued to acquire real estate property. The shares were valued at $0.10 per share based on recent cash stock sales by the company for a total of $55,000, which was recorded as stock subscription receivable. As of June 30, 2013 and the date of this report, the closing had not occurred.

Note 7 – Related party transactions

Note Payable

On March 7, 2013, the Company purchased another real estate property in the Chicago area from an unrelated third-party for the purchase costs of $47,388. This was a cash sale and paid by a shareholder/officer on behalf of the Company. As of June 30, 2013, the Company owes a loan payable in the amount of $67,800, which includes $44,461 related to the property acquired and $23,339 for expenses paid by a shareholder/officer on behalf of the Company. The loan is unsecured, non-interest bearing, and payable on demand, and was memorialized under a Funding Agreement made effective as of January 1, 2012.

Winchester Holding Group and Subsidiaries
 (A Development Stage Company)
June 30, 2013
Notes to the Consolidated Financial Statements
(unaudited)

Free office space

The Company has been provided office space by its Chief Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its unaudited consolidated financial statement.

In-Kind Contribution

The Company has been provided services by its Chief Executive Officer at no cash cost. For the six months ended June 30, 2013, $48,000 was recognized as the officer’s compensation expense and recorded as in-kind contribution to the Company. Management believes this estimate is reasonable.

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

Results of Operations

Three months ended June 30, 2013 versus the three months ended June 30, 2012

For the three months ended June 30, 2013 versus the three months ended June 30, 2012, we had $5,755 and $0 in revenues from rental activity, respectively. Our expenses were $47,602 for the three months ended June 30, 2013 versus $18,887 for the three months ended June 30, 2012. These expenses consisted primarily of $15,154 in professional fees, $24,000 in officer’s compensation, and $8,448 in general and administrative expenses for the three months ended June 30, 2013 versus $18,777 in professional fees and $110 in general and administrative expenses for the three months ended June 30, 2012. The increase is primarily the result of additional time as well as additional expenses associated with the Company’s regulatory filings and the value of the officer’s contributed services in the period ended June 30, 2013 versus June 30, 2012.

Six months ended June 30, 2013 versus the six months ended June 30, 2012

For the six months ended June 30, 2013 versus the six months ended June 30, 2012, we had $5,755 and $0 in revenues from rental activity, respectively. Our expenses were $99,492 for the six months ended June 30, 2013 versus $27,469 for the six months ended June 30, 2012. These expenses consisted primarily of $33,940 in professional fees, $48,000 in officer’s compensation, and $17,552 in general and administrative expenses for the six months ended June 30, 2013 versus $25,859 in professional fees and $1,610 in general and administrative expenses for the six months ended June 30, 2012. The increase is primarily the result of additional time as well as additional expenses associated with the Company’s regulatory filings and the value of the officer’s contributed services in the period ended June 30, 2013 versus June 30, 2012.

Liquidity and Capital Resources

We have minimal assets, equity and working capital in the Company. We are currently seeking financing in the form of debt or equity capital for our operations and for capital to acquire real estate assets. There is no guarantee that we will raise this capital in which case we will be unable to implement our business plan. Further, there is no guarantee that the real estate acquisitions, if any, will generate positive cash flows from operations. For the period from September 14, 2011 (inception) to June 30, 2013, we have negative cash flows from operations of $95,354. We will continue to have negative cash flows from operations unless we are successful at implementing our business plan. There can be no assurance that our cash flows from operations will ever become positive.

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

There is no dollar limit to the amount Mr. O’Connor has agreed to provide under the Funding Agreement. As of June 30, 2013, Mr. O’Connor has provided $67,800, which includes $44,461 related to the property acquired and $23,339 for expenses paid on behalf of the Company.

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

Our independent registered public accounting firm has raised substantial doubt as to our ability to continue as a going concern in their report dated April 5, 2013 in the audited consolidated financial statements contained in our annual report filed on Form 10-K for the fiscal year ended December 31, 2012.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at June 30, 2013 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Financial Officer. Based upon that evaluation, our Chief Executive Officer/Financial Officer concluded that, at June 30, 2013, our disclosure controls and procedures are effective.

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

(a)  Unregistered Sales of Equity Securities.

The Registrant did not sell any unregistered securities during the three months ended June 30, 2013.

(b) Use of Proceeds.

The Registrant did not sell any unregistered securities during the three months ended June 30, 2013.

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
___________
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

Winchester Holding Group, a Nevada corporation

Title	Name	Date	Signature

Principal Executive Officer	Thomas O’Connor	August 19, 2013	/s/ Thomas O’Connor

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Thomas O’Connor	Thomas O’Connor	Principal Executive Officer and Director	August 19, 2013
Principal Financial Officer and Principal
Accounting Officer

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1*	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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
___________
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